Form 10-Q
period 1999-02-28
ALBECCA INC
filed 1999-04-14
CIK 1061777

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended February 28, 1999.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from          to

Commission File Number: 333-67975




                                  ALBECCA INC.
             (Exact name of registrant as specified in its charter)



                 GEORGIA                                   39-1389732
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)


             3900 Steve Reynolds Boulevard, Norcross, Georgia 30093
             (Address of principal executive offices)    (Zip Code)


                                 (770) 279-5210
              (Registrant's telephone number, including area code)



       Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X . NO .

                                  ALBECCA INC.

                               INDEX TO FORM 10-Q



                                                                                                                     Page No.

Part I - Financial Information

     Item 1.      Financial Statements (unaudited)

                  Consolidated Balance Sheets as of August 30, 1998
                     and February 28, 1999.........................................................................      3

                  Consolidated Statements of Operations
                     for the three and six months ended
                     March 1, 1998 and  February 28, 1999..........................................................      4

                  Consolidated Statements of Cash Flows
                     for the six months ended
                     March 1, 1998 and  February 28, 1999..........................................................      5

                  Notes to the Consolidated Financial Statements...................................................      6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.....................................................................     13

Part II - Other Information

     Item 6.      Exhibits and Reports on Form 8-K.................................................................     16

Signatures.........................................................................................................     18

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                  ALBECCA INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                           August 30,         February 28,
                                                                              1998               1999
                                                                          ------------        ------------
                                                                                              (unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               $     54,884        $     40,673
  Accounts receivable, less allowances for doubtful accounts of
    $5,859 and $6,643 at August 30, 1998 and February 28, 1999                  50,785              54,102
  Inventories                                                                   75,819              74,479
  Other current assets                                                           7,024               7,996
                                                                          ------------        ------------
         Total current assets                                                  188,512             177,250
PROPERTY, PLANT and EQUIPMENT, net                                              61,758              61,106
OTHER LONG-TERM ASSETS                                                          55,652              57,923
                                                                          ------------        ------------
                                                                          $    305,922        $    296,279
                                                                          ============        ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current maturities of long-term debt                                    $     35,205        $     26,207
  Accounts payable                                                              28,165              27,804
  Accrued liabilities                                                           27,992              26,829
                                                                          ------------        ------------
         Total current liabilities                                              91,362              80,840
                                                                          ------------        ------------
LONG-TERM DEBT, less current maturities                                        227,564             233,692
                                                                          ------------        ------------
OTHER LONG-TERM LIABILITIES                                                     12,640              11,603
                                                                          ------------        ------------

SHAREHOLDERS'  DEFICIT:
  Preferred Stock                                                                   --                  --
  Class A common stock                                                               4                   4
  Class B common stock                                                             166                 166
  Additional paid-in capital                                                     7,326               7,326
  Accumulated deficit                                                          (24,029)            (27,836)
  Cumulative foreign currency translation adjustment                            (9,111)             (9,516)
                                                                          ------------        ------------
         Total shareholders' deficit                                           (25,644)            (29,856)
                                                                          ------------        ------------
                                                                          $    305,922        $    296,279
                                                                          ============        ============


             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                                  ALBECCA INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                  (unaudited)



                                                Three Months Ended              Six Months Ended
                                            ---------------------------   ---------------------------
                                              March 1,     February 28,     March 1,     February 28,
                                               1998           1999           1998            1999
                                            ----------     ------------   ----------     ------------

Net sales                                   $   96,829     $   97,725     $  199,814     $  201,299
Cost of sales                                   55,215         55,571        114,693        114,507
                                            ----------     ----------     ----------     ----------
 Gross profit                                   41,614         42,154         85,121         86,792
Operating expenses                              34,033         35,613         66,767         71,838
Restructuring charges                               --            129             --            246
                                            ----------     ----------     ----------     ----------
  Operating income                               7,581          6,412         18,354         14,708
Interest income                                     --           (462)            --         (1,019)
Interest expense                                 2,370          6,545          4,713         13,669
                                            ----------     ----------     ----------     ----------
  Income before provision for income
    taxes and minority interest                  5,211            329         13,641          2,058
Provision for income taxes                         814            251          1,710          1,310
Minority interest                                  192             51            358            248
                                            ----------     ----------     ----------     ----------

Net income                                  $    4,205     $       27     $   11,573     $      500
                                            ==========     ==========     ==========     ==========


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                                  ALBECCA INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                                  Six Months Ended
                                                                          ---------------------------------
                                                                            March 1,           February 28,
                                                                              1998                 1999
                                                                          ------------        -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Net Income                                                              $     11,573        $        500
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Minority interest                                                              358                 248
    Depreciation and amortization                                                3,650               4,775
    Loss on disposal of property, plant and equipment                               40                 227
    Changes in operating assets and liabilities:
      Accounts receivable                                                       (4,772)             (3,594)
      Inventories                                                                1,487               1,047
      Other current assets                                                      (1,675)               (667)
      Accounts payable                                                           1,095                (227)
      Accrued liabilities                                                         (267)                892
      Other                                                                        490              (1,257)
                                                                          ------------        ------------
        Net cash provided by operating activities                               11,979               1,944
                                                                          ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                    (4,757)             (2,159)
  Acquisitions of businesses, net                                              (19,042)             (3,594)
  Proceeds from sales of property and equipment                                    175                 197
  Changes in other long-term assets                                               (102)             (1,439)
                                                                          ------------        ------------
        Net cash used in investing activities                                  (23,726)             (6,995)
                                                                          ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facilities                                     47,945              17,961
  Repayments of revolving credit facilities                                    (28,538)            (18,334)
  Proceeds from long-term debt                                                   3,907               8,920
  Repayments of long-term debt                                                  (3,624)            (12,291)
  Distributions to shareholders                                                 (7,300)             (4,307)
                                                                          ------------        ------------
        Net cash provided by (used in) financing activities                     12,390              (8,051)
                                                                          ------------        ------------
EFFECT OF EXCHANGE RATE ON CASH                                                   (356)             (1,109)
                                                                          ------------        ------------

NET INCREASE (DECREASE) IN CASH                                                    287             (14,211)
CASH and cash equivalents at beginning of period                                 5,301              54,884
                                                                          ============        ============
CASH and cash equivalents at end of period                                $      5,588        $     40,673
                                                                          ============        ============

SUPPLEMENTAL INFORMATION:
  Interest paid                                                           $      6,027        $     13,617
                                                                          ============        ============
  Income taxes paid                                                       $      1,115        $      1,209
                                                                          ============        ============


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                                  ALBECCA INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Note 1.       INTERIM FINANCIAL STATEMENT PRESENTATION

       The consolidated financial statements include the accounts of Albecca Inc. ("Albecca", the "Company") and its subsidiaries. Through June 25, 1998, Albecca Inc. and Larson-Juhl International LLC were owned and controlled by the same shareholders. Effective June 26, 1998, the members of Larson-Juhl International LLC contributed their respective equity interests to Albecca Inc., whereby Larson-Juhl International LLC became a wholly owned subsidiary of the Company. The combination has been treated in a manner similar to a pooling-of-interests, and as such, the accompanying consolidated financial statements have been restated to include the financial statements of Larson-Juhl International LLC for all periods presented.

       The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. On a quarterly basis, the Company's results may vary. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for a full year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Registration Statement on Form S-4 as declared effective by the SEC on February 12, 1999.

Note 2.       USE OF ESTIMATES

       The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Actual results could differ from those based upon such estimates and assumptions.

Note 3.       INCOME TAXES

       Albecca Inc. is an S corporation and two of its subsidiaries, Larson-Juhl US LLC, and Larson-Juhl International LLC, are limited liability companies. Each is treated as a pass-through entity under the Internal Revenue Code. They are not subject to federal and certain state income taxes. As a result, the related taxable income is included in the tax returns of the shareholders and members of the respective companies. The Company makes distributions to shareholders to pay their income tax obligations as a result of the Company's status as an S corporation. The provision for income taxes included in the accompanying consolidated financial statements primarily relates to certain state and foreign income taxes.

Note 4.       RESTRUCTURING CHARGES

       During the six months ended February 28, 1999, the Company recorded additional restructuring charges of $246,000 ($117,000 for the quarter ended November 29, 1998 and $129,000 for the quarter ended February 28, 1999), primarily for additional severance and other related closure costs, relating to its fiscal year 1998 restructuring plans, as more fully discussed in the Company's Registration Statement on Form S-4 as declared effective by the SEC on February 12, 1999. The Company expects to incur an additional $200,000 in restructuring costs related to the Company's fiscal year 1998 restructuring plans during the third quarter of fiscal year 1999 which will be expensed as incurred.

Note 5.       SUBSEQUENT EVENT

       In March, 1999, the Company purchased $9,250,000 of its 10.75% senior subordinated notes due August 2008 for $7,862,500.

                                  ALBECCA INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Note 6.       INVENTORIES

       Inventories consist of the following (in thousands):

                                          August 30, 1998       February 28, 1999
                                          ---------------       -----------------

        Raw materials                          $   17,019               $  12,364
        Work in process                             2,774                   2,226
        Finished goods                             56,026                  59,889
                                          ===============       =================
                                               $   75,819               $  74,479
                                          ===============       =================

Note 7.       RECLASSIFICATIONS

       Certain prior period amounts have been reclassified to conform to the current period presentation.


Note 8.       COMPREHENSIVE INCOME

       Comprehensive income for the Company is as followings (in thousands):

                                                          Three Months Ended                 Six Months Ended
                                                  --------------------------------    -----------------------------
                                                     March 1,         February 28,      March 1,       February 28,
                                                      1998                1999            1998             1999
                                                  ------------        ------------    ------------     ------------

        Net income, as reported                      $   4,205            $     27        $ 11,573         $    500
        Foreign currency translation
         adjustments                                       (99)             (2,534)         (1,820)            (405)
                                                  ============        ============    ============     ============
           Total comprehensive income                $   4,106            $ (2,507)       $  9,753         $     95
                                                  ============        =============   ============     ============

Note 9.       GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

       These condensed consolidating financial statements reflect Albecca Inc. and Subsidiary Guarantors, which consist of all of the Company's Wholly-Owned Restricted Subsidiaries other than the foreign subsidiaries, as defined under the Indenture dated August 11, 1998. These nonguarantor foreign subsidiaries are herein referred to as "Subsidiary Nonguarantors." The subsidiary guarantee of each Subsidiary Guarantor will be subordinated to the prior payment in full of all senior debt of such Subsidiary Guarantor. Separate financial statements of the Subsidiary Guarantors are not presented because the Subsidiary Guarantees are joint and several and full and unconditional and the Company believes the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Subsidiary Guarantors and the separate financial statements are deemed not material to investors.

       On August 2, 1998, the operating assets of Albecca Inc. were contributed to a wholly owned subsidiary of Albecca Inc. This subsidiary, Larson-Juhl US LLC, became a Subsidiary Guarantor at the date of the issue of the Notes. Therefore, the historical operations and cash flows of this entity are reflected as a Subsidiary Guarantor for the one-month period ending August 29, 1998, and as the Albecca Inc. for the period through August 2, 1998. The operating assets of this entity are reflected as a component of Albecca Inc. as of March 1, 1998 and as Subsidiary Guarantor as of February 28, 1999.

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)

                                  ALBECCA INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (in thousands)



                                                                     February 28, 1999 (unaudited)
                                               ---------------------------------------------------------------------------

                                                                                              Consolidated
                                                                Subsidiary     Subsidiary      Elimination   Consolidated
                                               Albecca Inc.     Guarantors    Nonguarantors      Entries        Total
                                               ------------    ------------   -------------   -------------  -------------
                                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $   36,564     $      134     $    3,975     $       --     $   40,673
  Accounts receivable, net                               --         18,115         35,987             --         54,102
  Intercompany accounts receivable                        4         14,170            897        (15,071)            --
  Inventories                                            --         28,043         46,436             --         74,479
  Other current assets                                   --          2,482          5,514             --          7,996
                                                 ----------     ----------     ----------     ----------     ----------
    Total current assets                             36,568         62,944         92,809        (15,071)       177,250
PROPERTY, PLANT AND
  EQUIPMENT, net                                         --          9,353         51,753             --         61,106
OTHER LONG-TERM ASSETS                                6,698         17,098         34,127             --         57,923
INVESTMENT IN SUBSIDIARIES                           43,453             --          3,580        (47,033)            --
INTERCOMPANY LOANS
  RECEIVABLE                                         89,939             --          2,096        (92,035)            --
                                                 ----------     ----------     ----------     ----------     ----------
                                                 $  176,658     $   89,395     $  184,365     $ (154,139)    $  296,279
                                                 ==========     ==========     ==========     ==========     ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current maturities of long-term debt           $       --     $    2,107     $   24,100     $       --     $   26,207
  Accounts payable                                       --          5,368         22,436             --         27,804
  Intercompany accounts payable                       6,790          1,155          7,126        (15,071)            --
  Accrued liabilities                                 1,162         15,201         10,466             --         26,829
                                                 ----------     ----------     ----------     ----------     ----------
    Total current liabilities                         7,952         23,831         64,128        (15,071)        80,840
                                                 ----------     ----------     ----------     ----------     ----------
LONG-TERM DEBT, less
  current maturities                                200,000          3,175         30,517             --        233,692
                                                 ----------     ----------     ----------     ----------     ----------
INTERCOMPANY LOANS PAYABLE                               --          2,096         89,939        (92,035)            --
                                                 ----------     ----------     ----------     ----------     ----------
OTHER LONG-TERM LIABILITIES                              --          4,000          7,603             --         11,603
                                                 ----------     ----------     ----------     ----------     ----------

SHAREHOLDERS'  EQUITY (DEFICIT):
  Preferred stock                                        --             --             --             --             --
  Class A common stock                                    4             --             --             --              4
  Class B common stock                                  166             --             --             --            166
  Additional paid in capital                          8,912         37,520          7,927        (47,033)         7,326
  Accumulated earnings (deficit)                    (40,376)        18,807         (6,267)             0        (27,836)
  Cumulative foreign currency
    translation adjustment                               --            (34)        (9,482)            --         (9,516)
                                                 ----------     ----------     ----------     ----------     ----------
    Total shareholders' equity (deficit)            (31,294)        56,293         (7,822)       (47,033)       (29,856)
                                                 ----------     ----------     ----------     ----------     ----------
                                                 $  176,658     $   89,395     $  184,365     $ (154,139)    $  296,279
                                                 ==========     ==========     ==========     ==========     ==========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)

                                  ALBECCA INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (in thousands)


                                                                            August 30, 1998
                                               ---------------------------------------------------------------------------

                                                                                             Consolidated
                                                                Subsidiary    Subsidiary      Elimination    Consolidated
                                               Albecca Inc.     Guarantors   Nonguarantors      Entries         Total
                                               ------------     ----------   -------------   ------------    ------------
                                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $   49,188     $       18     $    5,678     $       --     $   54,884
  Accounts receivable, net                                6         17,445         33,334             --         50,785
  Intercompany accounts receivable                      373          7,024            539         (7,936)            --
  Inventories                                            --         28,322         47,497             --         75,819
  Other current assets                                   --          2,254          4,770             --          7,024
                                                 ----------     ----------     ----------     ----------     ----------
    Total current assets                             49,567         55,063         91,818         (7,936)       188,512
PROPERTY, PLANT AND
  EQUIPMENT, net                                         --          9,487         52,271             --         61,758
OTHER LONG-TERM ASSETS                                6,703         17,315         31,634             --         55,652
INVESTMENT IN SUBSIDIARIES                           43,453             --          3,580        (47,033)            --
INTERCOMPANY LOANS RECEIVABLE                        84,941             --          1,623        (86,564)            --
                                                 ----------     ----------     ----------     ----------     ----------
                                                 $  184,664     $   81,865     $  180,926     $ (141,533)    $  305,922
                                                 ==========     ==========     ==========     ==========     ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current maturities of long-term debt           $       --     $    1,519     $   33,686     $       --     $   35,205
  Accounts payable                                       --          6,470         21,695             --         28,165
  Intercompany accounts payable                          --          1,042          6,894         (7,936)            --
  Accrued liabilities                                 2,784         15,477          9,731             --         27,992
                                                 ----------     ----------     ----------     ----------     ----------
    Total current liabilities                         2,784         24,508         72,006         (7,936)        91,362
                                                 ----------     ----------     ----------     ----------     ----------
LONG-TERM DEBT, less
  current maturities                                200,000          3,083         24,481             --        227,564
                                                 ----------     ----------     ----------     ----------     ----------
INTERCOMPANY LOANS PAYABLE                               --          1,623         84,941        (86,564)            --
                                                 ----------     ----------     ----------     ----------     ----------
OTHER LONG-TERM LIABILITIES                              --          4,443          8,197             --         12,640
                                                 ----------     ----------     ----------     ----------     ----------

SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock                                        --             --             --             --             --
  Class A common stock                                    4             --             --             --              4
  Class B common stock                                  166             --             --             --            166
  Additional paid in capital                          8,912         37,520          7,927        (47,033)         7,326
  Accumulated earnings (deficit)                    (27,202)        10,492         (7,319)            --        (24,029)
  Cumulative foreign currency
    translation adjustment                               --            196         (9,307)            --         (9,111)
                                                 ----------     ----------     ----------     ----------     ----------
    Total shareholders' equity (deficit)            (18,120)        48,208         (8,699)       (47,033)       (25,644)
                                                 ----------     ----------     ----------     ----------     ----------
                                                 $  184,664     $   81,865     $  180,926     $ (141,533)    $  305,922
                                                 ==========     ==========     ==========     ==========     ==========

                                  ALBECCA INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)

                                                                             Three months ended
                                                                       February 28, 1999 (unaudited)
                                             -----------------------------------------------------------------------------------
                                                                                                  Consolidated
                                                                Subsidiary        Subsidiary       Elimination      Consolidated
                                             Albecca Inc.       Guarantors      Nonguarantors        Entries           Total
                                             ------------       ----------      -------------        -------           -----
Net sales                                       $    --           $51,242          $49,542          $(3,059)          $97,725
Cost of sales                                        --            28,338           30,292           (3,059)           55,571
                                                -------           -------          -------          -------           -------
  Gross profit                                       --            22,904           19,250               --            42,154
Operating expenses                                    5            17,909           17,699               --            35,613
Restructuring charges                                --                --              129               --               129
                                                -------           -------          -------          -------           -------
  Operating income (loss)                            (5)            4,995            1,422               --             6,412
Interest income                                    (462)               --               --               --              (462)
Interest expense                                  5,464               133              948               --             6,545
                                                -------           -------          -------          -------           -------
  Income (loss) before provision for
    income taxes and minority interest           (5,007)            4,862              474               --               329
Provision for income taxes                           --               120              131               --               251
Minority interest                                    --                --               51               --                51
                                                -------           -------          -------          -------           -------
Net income (loss)                               $(5,007)          $ 4,742          $   292          $    --           $    27
                                                =======           =======          =======          =======           =======


                                                                                 Three months ended
                                                                             March 1, 1998 (unaudited)
                                              -----------------------------------------------------------------------------------
                                                                                                   Consolidated
                                                                Subsidiary        Subsidiary        Elimination      Consolidated
                                              Albecca Inc.      Guarantors      Nonguarantors         Entries            Total
                                              ------------      ----------      -------------         -------            -----
Net sales                                       $46,883          $ 1,796           $ 49,517           $(1,367)          $96,829
Cost of sales                                    25,996            1,116             29,470            (1,367)           55,215
                                                -------          -------           --------           -------           -------
  Gross profit                                   20,887              680             20,047                --            41,614
Operating expenses                               15,946              901             17,186                --            34,033
                                                -------          -------           --------           -------           -------
Operating income (loss)                           4,941             (221)             2,861                --             7,581
Interest income                                      --               --                 --                --                --
Interest expense                                    197              101              2,072                --             2,370
                                                -------          -------           --------           -------           -------
  Income (loss) before provision for
    income taxes and minority interest            4,744             (322)               789                --             5,211
Provision for income taxes                          216               --                598                --               814
Minority interest                                    --               --                192                --               192
                                                -------          -------           --------           -------           -------
Net income (loss)                               $ 4,528          $  (322)          $     (1)          $    --           $ 4,205
                                                =======          =======           ========           =======           =======

================================================================================


                                  ALBECCA INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)

                                                                          Six months ended
                                                                   February 28, 1999 (unaudited)
                                            ----------------------------------------------------------------------------------
                                                                                                Consolidated
                                                              Subsidiary       Subsidiary        Elimination      Consolidated
                                            Albecca Inc.      Guarantors      Nonguarantors        Entries           Total
                                            ------------      ----------      -------------     ------------      ------------
Net sales                                     $     --         $ 103,332         $ 102,818         $(4,851)        $ 201,299
Cost of sales                                       --            57,219            62,139          (4,851)          114,507
                                              --------         ---------         ---------         -------         ---------
  Gross profit                                      --            46,113            40,679              --            86,792
Operating expenses                                  42            36,282            35,514              --            71,838
Restructuring charges                               --               117               129              --               246
                                              --------         ---------         ---------         -------         ---------
  Operating income (loss)                          (42)            9,714             5,036              --            14,708
Interest income                                 (1,019)               --                --              --            (1,019)
Interest expense                                11,489               311             1,869              --            13,669
                                              --------         ---------         ---------         -------         ---------
  Income (loss) before provision for
    income taxes and minority interest         (10,512)            9,403             3,167              --             2,058
Provision for income taxes                          --               243             1,067              --             1,310
Minority interest                                   --                --               248              --               248
                                              --------         ---------         ---------         -------         ---------
Net income (loss)                             $(10,512)        $   9,160         $   1,852         $    --         $     500
                                              ========         =========         =========         =======         =========

                                           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NET CASH PROVIDED FROM (USED IN)
OPERATING ACTIVITIES                          $ (7,749)        $      28         $   9,665         $    --         $   1,944
                                              --------         ---------         ---------         -------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
    Equipment                                       --              (701)           (1,458)             --            (2,159)
  Acquisitions of businesses                        --                --            (3,594)             --            (3,594)
  Proceeds from sales of property,                                                                      --
    plant and equipment                             --                35               162              --               197
Changes in other long-term assets                 (568)              248            (1,119)             --            (1,439)
                                              --------         ---------         ---------         -------         ---------
Net cash used in investing activities             (568)             (418)           (6,009)             --            (6,995)
                                              --------         ---------         ---------         -------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit
  facilities                                        --               437            17,524              --            17,961
  Repayment of revolving credit
  facilities                                        --               (57)          (18,277)             --           (18,334)
  Proceeds from long-term debt                      --             2,060             6,860              --             8,920
  Repayments of long-term debt                      --            (1,997)          (10,294)             --           (12,291)
  Distributions to shareholders                 (4,307)               --                --              --            (4,307)
                                              --------         ---------         ---------         -------         ---------
  Net cash provided from (used in)
    financing activities                        (4,307)              443            (4,187)             --            (8,051)
                                              --------         ---------         ---------         -------         ---------


EFFECT OF EXCHANGE RATE ON CASH                     --                63            (1,172)             --            (1,109)
NET INCREASE (DECREASE) IN CASH                (12,624)              116            (1,703)             --           (14,211)
                                              --------         ---------         ---------         -------         ---------

CASH and cash equivalents,
  beginning of period                           49,188                18             5,678              --            54,884
                                              --------         ---------         ---------         -------         ---------
CASH and cash equivalents, end of
  period                                      $ 36,564         $     134         $   3,975         $    --         $  40,673
                                              ========         =========         =========         =======         =========

                                  ALBECCA INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)

                                                                          Six months ended
                                                                      March 1, 1998 (unaudited)
                                            --------------------------------------------------------------------------------
                                                                                                Consolidated
                                                              Subsidiary       Subsidiary        Elimination    Consolidated
                                            Albecca Inc.      Guarantors      Nonguarantors        Entries         Total
                                            ------------      ----------      -------------     ------------    ------------
Net sales                                     $ 94,184         $ 4,013         $ 104,401         $(2,784)        $ 199,814
Cost of sales                                   51,922           2,431            61,899          (2,784)          113,468
                                              --------         -------         ---------         -------         ---------
  Gross profit                                  42,262           1,582            42,502              --            86,346
Operating expenses                              31,103           1,864            35,025              --            67,992
                                              --------         -------         ---------         -------         ---------
  Operating income (loss)                       11,159            (282)            7,477              --            18,354
Interest expense                                   244             265             4,204              --             4,713
                                              --------         -------         ---------         -------         ---------
  Income (loss) before provision for
    income taxes and minority interest          10,915            (547)            3,273              --            13,641
Provision for income taxes                         317              --             1,393              --             1,710
Minority interest                                   --              --               358              --               358
                                              --------         -------         ---------         -------         ---------
Net income (loss)                             $ 10,598         $  (547)        $   1,522         $    --         $  11,573
                                              ========         =======         =========         =======         =========

                                     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NET CASH PROVIDED FROM (USED
  IN) OPERATING ACTIVITIES                    $  1,647         $  (195)        $  10,527         $    --         $  11,979
                                              --------         -------         ---------         -------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                                     (337)            (33)           (4,387)             --            (4,757)
  Acquisitions of businesses                   (11,889)             --            (7,153)             --           (19,042)
  Proceeds from sales of property,
    plant and equipment                             13              --               162              --               175
Changes in other long-term assets                   --             217              (319)             --              (102)
                                              --------         -------         ---------         -------         ---------
Net cash provided from (used in)
  investing activities                         (12,213)            184           (11,697)             --           (23,726)
                                              --------         -------         ---------         -------         ---------
Cash flows from financing activities:
Proceeds from revolving credit                  46,622              23             1,300              --            47,945
facilities
Repayment of revolving credit                  (28,184)             --              (354)             --           (28,538)
facilities
Proceeds from long-term debt                       264               1             3,642              --             3,907
Repayments of long-term debt                    (1,235)             --            (2,389)             --            (3,624)
Distributions to shareholders                   (7,300)             --                --              --            (7,300)
                                              --------         -------         ---------         -------         ---------
Net cash provided from financing
  activities                                    10,167              24             2,199              --            12,390
                                              --------         -------         ---------         -------         ---------


Effect of exchange rate on cash                     --             (10)             (346)             --              (356)
Net increase (decrease) in cash                   (399)              3               683              --               287

Cash and cash equivalents,
  beginning of period                              399             133             4,769              --             5,301
                                              --------         -------         ---------         -------         ---------
Cash and cash equivalents, end of
  period                                      $     --         $   136         $   5,452         $    --         $   5,588
                                              ========         =======         =========         =======         =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion and analysis should be read in conjunction with Albecca's unaudited consolidated financial statements and the related notes thereto. In this "Management's Discussion and Analysis of Financial Condition and Results of Operations," all references to the Company's international operations ("International") include all of Albecca's operations outside of the U.S.

       The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:


                                             Three Months Ended             Six Months Ended
                                             ------------------             ----------------
                                           March 1,     February 28,     March 1,      February 28,
                                             1998           1999           1998           1999
                                           --------     ------------     --------      ------------
Net sales                                    100.0%         100.0%         100.0%         100.0%
Cost of sales                                 57.0           56.9           57.4           56.9
                                           --------     ------------     --------      ------------
  Gross profit                                43.0           43.1           42.6           43.1
Operating expenses                            35.2           36.4           33.4           35.7
Restructuring charges                           --             .1             --             .1
                                           --------     ------------     --------      ------------
  Operating income                             7.8            6.6            9.2            7.3
Interest income                                 --             .5             --             .5
Interest expense                               2.4            6.7            2.4            6.8
                                           --------     ------------     --------      ------------
  Income before provision for income
    taxes and minority interest                5.4             .4            6.8            1.0
Provision for income taxes                      .8             .3             .8             .7
Minority interest                               .2             .1             .2             .1
                                           --------     ------------     --------      ------------
Net income                                     4.4%            .0%           5.8%            .2%
                                           ========     ============     ========      ============

NET SALES

       For the second quarter ended February 28, 1999, net sales were $97.7 million compared to $96.8 million for the second quarter ended March 1, 1998. For the six months ended February 28, 1999, net sales were $201.3 million compared to $199.8 million for the six months ended March 1, 1998. The increase in net sales for the three and six months ended February 28, 1999 were primarily the result of the impact of one acquisition completed during the third quarter ended May 31, 1998 and an increase in sales to independent custom framing retailers, partially offset by a decrease in sales to framing departments of craft chains ($.6 million and $2.2 million for the three and six months ended February 28, 1999, respectively) and the closure of the Company's United Kingdom manufacturing facility. U.S. net sales increased 5.6% and 5.7% for the three and six months ended February 28, 1999 from the comparable periods in 1998 primarily the result of the impact of one acquisition completed in the third quarter ended May 31, 1998 and an increase in sales to independent custom framing retailers, partially offset by a decrease in sales to framing departments of craft chains. International net sales decreased 3.5% and 3.7% for the three and six months ended February 28, 1999 from the comparable periods in 1998 primarily the result of the closure of the Company's United Kingdom manufacturing facility.

COST OF SALES

       Cost of sales were $55.6 and $114.5 for the three and the six months ended February 28, 1999 compared to $55.2 and $114.7 for the three and the six months ended March 1, 1998. In the U.S., gross profit increased to 45.5% and 45.5% for the three and the six months ended February 28, 1999 compared to 44.5% and 44.9% for the comparable periods in 1998. This increase was primarily the result of an improvement in the product mix sold. For the second quarter ended February 28, 1999, international gross profit margin decreased to 40.7% compared to 41.5% for the second quarter ended March 1, 1998. This decrease was primarily the result of an increase in the sale of lower margin products primarily in two international locations and an increase of $250,000 in inventory reserves for the Company's Pacific Rim operations. For the six months ended February 28, 1999, International gross profit margin increased to 40.8% compared to 40.6% for the comparable period in 1998.

OPERATING EXPENSES

       Operating expenses were $35.6 million and $71.8 million for the three and the six months ended February 28, 1999 compared to $34.0 million and $66.8 million for the three and the six months ended March 1, 1998. In the U.S., operating expenses as a percentage of net sales increased to 34.0% and 34.5% for the three and the six months ended February 28, 1999 compared to 33.3% and 32.7% for the comparable periods in 1998. This increase is primarily attributable to the delay in fully integrating the U.S. acquisitions completed during 1998. International operating expenses as a percentage of net sales increased to 39.0% and 36.8% for the three and the six months ended February 28, 1999 compared to 36.9% and 34.1% for the comparable periods in 1998. This increase is primarily due to the decrease in net sales associated with the closure of the United Kingdom manufacturing facility, the integration of an acquisition and increased operating costs primarily in two international locations.

RESTRUCTURING CHARGES

       During the second quarter and the six months ended February 28, 1999, the Company recorded additional restructuring charges of $.1 million and $.2 million, respectively, related to its 1998 restructuring plan. No restructuring charges were recorded during the comparable periods in 1998. Albecca expects to incur an additional $.2 million in restructuring costs related to the 1998 restructuring plan during the third quarter of 1999 which will be expensed as incurred.

INTEREST EXPENSE

       Interest expense was $6.5 million and $13.7 million for the three and the six months ended February 28, 1999 compared to $2.4 million and $4.7 million for the three and the six months ended March 1, 1998. The increase in interest expense is primarily due to an increase in debt and the amortization of deferred financing costs associated with the August 1998 senior subordinated debt placement.

INTEREST INCOME

       Interest income was $.5 million and $1.0 million for the three and the six months ended February 28, 1999. This interest income resulted from the investment of cash remaining from the August 1998 senior subordinated debt placement.

NET INCOME

       For the reasons set forth above, net income was $.03 million and $.5 million for the three and the six months ended February 28, 1999 compared to $4.2 million and $11.6 million for the three and the six months ended March 1, 1998.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's principal sources of funds have been, and are expected to continue to be, cash flow from operations and its on-hand cash and cash equivalents. The Company's principal need for funds historically have been to finance its working capital (principally inventory and accounts receivables), capital expenditures and acquisitions. As of February 28, 1999, the Company had cash and cash equivalents of $40.7 million compared to $54.9 million as of August 30, 1998.

       Net cash provided by operating activities was $1.9 million for the six months ended February 28, 1999 compared to $12.0 million for the six months ended March 1, 1998. The decrease is primarily attributable to the interest expense associated with the August 1998 senior subordinated debt placement. Net cash used in investing activities decreased to $7.0 million for the six months ended February 28, 1999 compared to $23.7 million for the six months ended March 1, 1998 primarily due to a reduction in the acquisition activities. During the six months ended February 28, 1999, the Company invested $3.6 million for acquisitions and $2.2 million for capital expenditures. Albecca's historical capital expenditures have been used to expand its distribution facilities, enhance its management information systems and improve its manufacturing efficiencies. Net cash used in financing activities increased to $8.1 million compared to net cash provided from financing activities of $12.4 million for the six months ended March 1, 1998 due to the Company retiring its principal U.S. credit facility in connection with the August 1998 senior subordinated debt placement and principally financing its U.S. operating and investing activities through cash flow from operations and its on-hand cash and cash equivalents.

       The Company enters into forward exchange contracts to hedge purchases and payables denominated in foreign currencies for periods consistent with its identified exposures. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs.

       As of February 28, 1999, Albecca had outstanding indebtedness of approximately $259.9 million, consisting of $200.0 million in principal amount of the August 1998 senior subordinated debt and $59.9 million of other indebtedness compared to $262.8 million as of August 30, 1998.

       Albecca's ability to make scheduled payments of the principal of, or to pay the interest or liquidated damages, if any, on , or to refinance, its indebtedness, including the August 1998 senior subordinated debt, or to fund planned capital or other expenditures will depend on its future financial or operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond its control. Based upon the current levels of operations, management believes that cash flow from operations and available cash and cash equivalents will be adequate to meet, for the foreseeable future, Albecca's anticipated future requirements for working capital, capital expenditures, scheduled payments of principal and interest on its indebtedness, including the senior subordinated debt, and acquisitions. There is no certainty that Albecca's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable Albecca to service its indebtedness, including the senior subordinated debt, or to make anticipated capital and other expenditures.

YEAR 2000 UPDATE

       The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems. These programs and systems are used in several key areas of the Company's business, including order entry, purchasing, inventory management, pricing, sales, shipping, and financial reporting, as well as in various administrative functions.

       Albecca has initiated a program to assess the impact of Year 2000 compliance on its information technology systems and its non-information technology systems and has formulated a plan to address business disruption associated with potential date processing problems.

       Through its assessments, Albecca has identified potential Year 2000 issues in its IT systems, both hardware and software, and in its non-IT systems. Albecca is in the process of addressing these deficiencies through upgrades, replacements, specific enhancements and other corrective measures. Albecca expects to complete remediation of its material IT systems no later than August 1999. In connection with its non-IT systems, which are building security, heating, ventilation and air conditioning, and other equipment with date sensitive operating controls, Albecca is in the process of identifying those items that may require replacement or upgrading. Albecca expects to complete testing and correcting the date sensitive non-IT systems by September 1999.

       Albecca has initiated inquiries of third parties, such as customers, vendors and lessors with whom Albecca has significant business relationships, to assess their state of addressing Year 2000 issues that will materially and adversely impact Albecca. Albecca has just begun making inquiries of its significant business relationships as to whether they will be Year 2000 compliant by the end of 1999. Albecca plans to continue to assess its significant third party business relationships' efforts in addressing Year 2000 issues through other techniques as it deems appropriate. Despite Albecca's efforts, there can be no guarantee that the systems of other companies that Albecca relies upon to conduct its business will be Year 2000 compliant.

       Albecca estimates that it will incur expenses of $.9 million to $1.2 million in conjunction with the Year 2000 compliance project. As of February 28, 1999, Albecca has spent approximately $.8 million in connection with this project. The majority of these expenditures has been and will be expensed as incurred.

       The estimated dates of completion and costs of Year 2000 initiatives are based on management's best estimate. However, there can be no guarantees that these estimates will be achieved, and actual results could differ materially from those plans.

       Albecca believes that the most reasonable likely worst case Year 2000 scenario would be a failure by a significant third party in supplying Albecca products and services it needs to conduct its day-to-day operations. This risk is not limited to its vendors but also includes, without limitation, utilities or other general service providers or government entities. Albecca is focusing its remedial efforts on those factors which it can reasonably be expected to have influence upon. The extent of lost revenue as a result of such scenarios cannot be estimated at this time.

       Albecca has not yet completed its planning and preparation to handle the most likely worst case scenarios described above. Albecca intends to develop contingency plans for these scenarios by July 31, 1999.

FORWARD LOOKING STATEMENTS

When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission and in its press releases, and in other written or oral statements made by the Company's representatives, the words and phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "plans," "anticipates," "intends," "may," or similar expressions, are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, the Company's expectations regarding sales, earnings, or other future financial performance and liquidity, and general statements about future operations and operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation, (i) the timing and expense associated with, and effects of, cost-reduction and integration initiatives being implemented by the Company; (ii) general competitive factors and the overall financial condition of the custom framing industry, the retail industry and the general economy; (iii) change in retailer or consumer acceptance of the Company's products; (iv) consolidations and restructurings in the retail industry causing a decrease in the number of stores that sell the Company's products; (v) social, political, and economic risks to the Company's foreign operations and customers; (vi) changes in the laws, regulations, and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and internationally; (vii) shipment delays, depletion of inventory, service problems; (viii) changes in product mix to ones which are less profitable; and (ix) the ability of the Company and third parties, including customers or suppliers, to adequately address Year 2000 issues. The Company assumes no responsibility to update forward-looking statements made herein or elsewhere.

PART II - OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.         Exhibits:

NO.                          DESCRIPTION
---                          -----------
3.1    --         Amended and Restated Articles of Incorporation of Albecca
                  (incorporated by reference to Exhibit 3.1 of Albecca's
                  Registration Statement on Form S-4 (No. 333-67975) as declared effective by the SEC on February 12, 1999).

3.2    --         Amended and Restated Bylaws of Albecca(incorporated by
                  reference to Exhibit 3.2 of Albecca's Registration Statement on Form S-4 (No. 333-67975) as declared effective by the SEC on February 12, 1999).

4.1    --         Indenture dated August 11, 1998, among Albecca Inc. and State
                  Street Bank & Trust, as trustee, relating to the Notes (the
                  "Indenture") (incorporated by reference to Exhibit 4.1 of
                  Albecca's Registration Statement on Form S-4 (No. 333-67975)
                  as declared effective by the SEC on February 12, 1999).

4.2    --         Form of 10 3/4% Senior Note due 2008 of Albecca Inc. (included as Exhibit A of the Indenture filed as Exhibit 4.1)
                  (incorporated by reference to Exhibit 4.2 of Albecca's
                  Registration Statement on Form S-4 (No. 333-67975) as declared effective by the SEC on February 12, 1999).

4.3    --         Subsidiary Guaranty (incorporated by reference to Exhibit 4.3 of Albecca's Registration Statement on Form S-4 (No.
                  333-67975) as declared effective by the SEC on February 12,
                  1999).

4.4    --         Registration Rights Agreement, dated as of August 11, 1998, among Albecca Inc. Donaldson Lufkin Jenrette Securities
                  Corporation and Morgan Stanley & Co. Incorporated
                  (incorporated by reference to Exhibit 4.4 of Albecca's
                  Registration Statement on Form S-4 (No. 333-67975) as declared effective by the SEC on February 12, 1999).

10.1   --         Amended and Restated 1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Albecca's Registration Statement
                  on Form S-4 (No. 333-67975) as declared effective by the SEC on February 12, 1999).

10.2   --         Lease Agreement, dated August 8, 1991, by and between L-J
                  Properties Inc. and Larson-Juhl Inc. (incorporated by
                  reference to Exhibit 10.2 of Albecca's Registration Statement
                  on Form S-4 (No. 333-67975) as declared effective by the SEC on February 12, 1999).

10.3   --         Amendment No. 1 to Lease Agreement dated October 26, 1993, by and between L-J Properties Inc. and Larson-Juhl Inc.
                  (incorporated by reference to Exhibit 10.3 of Albecca's
                  Registration Statement on Form S-4 (No. 333-67975) as declared effective by the SEC on February 12, 1999).

10.4   --         Form of S Corp Note issued by Albecca in favor of its existing shareholders (incorporated by reference to Exhibit 10.4 of
                  Albecca's Registration Statement on Form S-4 (No. 333-67975)
                  as declared effective by the SEC on February 12, 1999).

27.1  --          Financial Data Schedule (for SEC use only)

b.       Reports on Form 8-K:
         None

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    ALBECCA INC.
                                    (registrant)


Date:    April 14, 1999             /s/ Craig A. Ponzio
         -------------------        --------------------------------------------
                                    Craig A. Ponzio, Chairman of the Board,
                                    President, Chief  Executive Officer
                                    (Principal Executive Officer)



Date:    April 14, 1999             /s/ Stephen M. Scheppmann
         -------------------        --------------------------------------------
                                    Stephen M. Scheppmann,
                                    Senior Vice President,
                                    Chief Financial Officer
                                    (Principal Financial Officer)