Form 10-Q
period 1999-05-30
ALBECCA INC
filed 1999-07-14
CIK 1061777

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended May 30, 1999.

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

                                  ALBECCA INC.

                               INDEX TO FORM 10-Q




                                                                                                                  Page No.
Part I - Financial Information

     Item 1.      Financial Statements

                  Consolidated Balance Sheets as of August 30, 1998 (audited)
                     and May 30, 1999 (unaudited)................................................................ 3

                  Consolidated Statements of Operations
                     for the three and nine months ended
                     May 31, 1998 (unaudited) and May 30, 1999 (unaudited)....................................... 4

                  Consolidated Statements of Cash Flows
                     for the nine months ended
                     May 31, 1998 (unaudited) and May 30, 1999 (unaudited)....................................... 5

                  Notes to the Consolidated Financial Statements................................................. 6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...................................................................16

Part II - Other Information

     Item 6.      Exhibits and Reports on Form 8-K.............................................................. 20


Signatures...................................................................................................... 21

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                  ALBECCA INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)




                                                                     August 30,        May 30,
                                                                        1998            1999
                                                                     ---------       ---------
                                                                                    (unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                          $  54,884       $  40,474
  Accounts receivable, less allowances for doubtful accounts of
    $5,859 and $6,658 at August 30, 1998 and May 30, 1999               50,785          51,891
  Inventories                                                           75,819          72,607
  Other current assets                                                   7,024           8,267
                                                                     ---------       ---------
         Total current assets                                          188,512         173,239
PROPERTY, PLANT and EQUIPMENT, net                                      61,758          58,206
OTHER LONG-TERM ASSETS                                                  55,652          55,719
                                                                     ---------       ---------
                                                                     $ 305,922       $ 287,164
                                                                     =========       =========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current maturities of long-term debt                               $  35,205       $  28,931
  Accounts payable                                                      28,165          25,580
  Accrued liabilities                                                   27,992          34,708
                                                                     ---------       ---------
         Total current liabilities                                      91,362          89,219
                                                                     ---------       ---------
LONG-TERM DEBT, less current maturities                                227,564         218,338
                                                                     ---------       ---------
OTHER LONG-TERM LIABILITIES                                             12,640          11,149
                                                                     ---------       ---------

SHAREHOLDERS' DEFICIT:
  Preferred Stock                                                           --              --
  Class A common stock                                                       4               4
  Class B common stock                                                     166             166
  Additional paid-in capital                                             7,326           7,326
  Accumulated deficit                                                  (24,029)        (27,834)
  Cumulative foreign currency translation adjustment                    (9,111)        (11,204)
                                                                     ---------       ---------
         Total shareholders' deficit                                   (25,644)        (31,542)
                                                                     ---------       ---------
                                                                     $ 305,922       $ 287,164
                                                                     =========       =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                                  ALBECCA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                            Three Months Ended             Nine Months Ended
                                          -----------------------       -------------------------
                                           May 31,        May 30,         May 31,         May 30,
                                            1998           1999            1998            1999
                                          --------       --------       ---------       ---------

Net sales                                 $ 93,055       $ 96,224       $ 292,869       $ 297,523
Cost of sales                               52,749         55,765         167,442         170,272
                                          --------       --------       ---------       ---------
  Gross profit                              40,306         40,459         125,427         127,251
Operating expenses                          31,619         33,932          98,386         105,770
Restructuring charges                           --          1,245              --           1,491
                                          --------       --------       ---------       ---------
  Operating income                           8,687          5,282          27,041          19,990
Interest income                                 --           (604)             --          (1,623)
Interest expense                             2,759          6,245           7,472          19,914
                                          --------       --------       ---------       ---------
  Income (loss) before provision for
    income taxes, minority interest
    and extraordinary item                   5,928           (359)         19,569           1,699
Provision for income taxes                     865            539           2,575           1,849
Minority interest                               19            107             377             355
                                          --------       --------       ---------       ---------
  Income (loss) before extraordinary
    item                                     5,044         (1,005)         16,617            (505)
  Extraordinary gain on retirement
    of debt, net of income taxes                --          1,008              --           1,008
                                          --------       --------       ---------       ---------
Net income                                $  5,044       $      3       $  16,617       $     503
                                          ========       ========       =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  ALBECCA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                         Nine Months Ended
                                                                     -------------------------
                                                                      May 31,         May 30,
                                                                        1998            1999
                                                                     ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                         $  16,617       $     503
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Minority interest                                                      377             355
    Depreciation and amortization                                        5,723           6,619
    Loss on disposal of property, plant and equipment                       16             483
    Extraordinary gain on retirement of debt                                --          (1,008)
    Changes in operating assets and liabilities:
      Accounts receivable                                               (2,942)         (2,704)
      Inventories                                                        2,224           1,876
      Other current assets                                              (1,443)         (1,001)
      Accounts payable                                                  (5,803)         (1,745)
      Accrued liabilities                                                  424           8,990
      Other                                                               (623)         (1,632)
                                                                     ---------       ---------
        Net cash provided by operating activities                       14,570          10,736
                                                                     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                            (6,642)         (4,520)
  Acquisitions of businesses, net                                      (28,062)         (3,594)
  Proceeds from sales of property, plant and equipment                     404           1,624
  Changes in other long-term assets                                       (939)           (822)
                                                                     ---------       ---------
        Net cash used in investing activities                          (35,239)         (7,312)
                                                                     ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facilities                             83,372          26,679
  Repayments of revolving credit facilities                            (50,673)        (25,411)
  Proceeds from long-term debt                                          13,318          14,486
  Repayments of long-term debt                                         (13,213)        (27,490)
  Distributions to shareholders                                        (10,300)         (4,308)
                                                                     ---------       ---------
        Net cash provided by (used in) financing activities             22,504         (16,044)
                                                                     ---------       ---------
EFFECT OF EXCHANGE RATE ON CASH                                           (441)         (1,790)
                                                                     ---------       ---------

NET INCREASE (DECREASE) IN CASH                                          1,394         (14,410)
Cash and cash equivalents at beginning of period                         5,301          54,884
                                                                     ---------       ---------
Cash and cash equivalents at end of period                           $   6,695       $  40,474
                                                                     =========       =========

SUPPLEMENTAL INFORMATION:
  Interest paid                                                      $   7,853       $  14,969
                                                                     =========       =========
  Income taxes paid                                                  $   2,109       $   2,531
                                                                     =========       =========

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

Note 4.       RESTRUCTURING CHARGES

       In the third quarter ended May 30, 1999, the company initiated a restructuring plan related to one of its facilities in Sweden and recorded a restructuring charge to operations of $1,020,000. Management made the decision to close this operation in Sweden because the facilities were deemed to be duplicative. This charge included severance costs for 25 team members approximating $275,000, a $700,000 write-down of the owned facility to the estimated realizeable value on the future sale of the building, and other exit costs, including post-closure maintenance and administration costs of $45,000. As of May 30, 1999, the 25 team members remained at the facility to fill open orders, sell remaining assets, collect existing accounts receivable and clean up the facility in preparation for the closure. Management anticipates the plan of closure will be completed prior to May 2000.

                                  ALBECCA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (unaudited)

Additionally, during the third quarter ended May 30, 1999, the Company initiated a plan to close its operation located in New Zealand, and recorded a charge of $225,000 related to this closure. The plan to close the operation in New Zealand was adopted following a series of under-performing quarters, at which time management determined that the Company's resources, both financial and managerial, could be more effectively invested in operations with a greater potential return than in this region of the world. These costs primarily consist of $48,000 in severance costs for 9 team members, $75,000 for the write-down of machinery and equipment to its net realizable value for its future sale and $102,000 of other exit costs, including lease terminations, post-maintenance and other administration costs. Management anticipates the plan of closure will be completed prior to September 1999.

Previously Reported Restructuring Plans (unaudited). During the quarter ended May 30, 1999, with respect to the closure of the Company's plastic moulding manufacturing operations in the United Kingdom, all 59 team members had been terminated. The owned facility has been sold, resulting in no additional loss.

With respect to the closure of the Company's distribution operations in Greece, as of May 30, 1999, 1 team member remained at the facility to complete the final shut-down and administrative related activities.

With respect to the Company's closure of its duplicate facilities in the U.S., as of May 30, 1999, all 17 original team members had been terminated.

At May 30, 1999, as it relates to the Company's fiscal 1998 and 1999 restructuring plans, approximately $1,435,000 of restructuring charges remained in accrued liabilities, representing severance and other termination costs of approximately $421,000 and approximately $1,014,000 of lease termination and other exit costs.

A summary of previously reported (unaudited) restructuring plans and activity and restructuring plans adopted during the third quarter ended May 30, 1999 consists of the following estimated accrued future cash/non-cash requirements:


CLOSURE OF THE UNITED KINGDOM
PLASTIC MOULDING MANUFACTURING                                   Severance and
OPERATIONS:                                      Write-down of       other          Lease
                                                 property and     termination   termination and
                                                    equipment        benefits     exit costs        Total
                                                 -------------   -------------  ---------------   ---------

1998 Provision (fourth quarter)                  $     359,000   $     230,000  $       881,000  $1,470,000
    Non-cash                                           359,000              --               --     359,000
                                                 -------------   -------------  ---------------   ---------
    Cash                                                    --         230,000          881,000   1,111,000
Fiscal 1998 cash activity                                   --        (216,000)              --    (216,000)
                                                 -------------   -------------  ---------------   ---------
Balance of accrual as of August 30, 1998                    --          14,000          881,000     895,000
First quarter 1999 cash activity (unaudited)                --         (14,000)         (34,000)    (48,000)
                                                 -------------   -------------  ---------------   ---------
Balance as of November 29, 1998 (unaudited)                 --              --          847,000     847,000
Second quarter 1999 cash activity (unaudited)               --              --         (152,000)   (152,000)
                                                 -------------   -------------  ---------------   ---------
Balance as of February 28, 1999 (unaudited)                 --              --          695,000     695,000
Third quarter 1999 cash activity (unaudited)                --              --          (70,000)    (70,000)
                                                 -------------   -------------  ---------------   ---------
Balance as of May 30, 1999 (unaudited)           $          --   $          --  $       625,000   $ 625,000
                                                 =============   =============  ===============   =========

                                  ALBECCA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (unaudited)





CLOSURE OF OPERATIONS IN GREECE:

                                                                              Severance
                                                                              and other
                                                          Write-off of       termination
                                                             goodwill          benefits      Other exit costs     Total
1998 Provision (fourth quarter)                           $     333,000    $        79,000   $       104,000  $    516,000
    Non-cash                                                    333,000                 --                --       333,000
                                                          -------------    ---------------   ---------------  ------------
    Cash                                                             --             79,000           104,000       183,000
Fiscal 1998 cash activity                                            --                 --                --            --
                                                          -------------    ---------------   ---------------  ------------
Balance of accrual as of August 30, 1998                             --             79,000           104,000       183,000
First quarter 1999 cash activity (unaudited)                         --                 --                --            --
                                                          -------------    ---------------   ---------------  ------------
Balance as of November 29, 1998 (unaudited)                          --             79,000           104,000       183,000
Second quarter 1999 provision (unaudited)                            --                 --           129,000       129,000
Second quarter 1999 cash activity (unaudited)                        --            (70,000)               --       (70,000)
                                                          -------------    ---------------   ---------------  ------------
Balance as of February 28, 1999 (unaudited)                          --              9,000           233,000       242,000
Third quarter 1999 cash activity (unaudited)                         --                 --                --            --
                                                          -------------    ---------------   ---------------  ------------
Balance as of May 30, 1999 (unaudited)                    $          --    $         9,000   $       233,000  $    242,000
                                                          =============    ===============   ===============  ============


CLOSURE OF U.S. DUPLICATE FACILITIES:

                                                            Severance
                                                            and other
                                                           termination
                                                             benefits      Other exit costs       Total
1998 Provision (fourth quarter)                           $    234,000      $        42,000     $ 276,000
    Non-cash                                                        --                   --            --
                                                          ------------      ---------------     ---------
    Cash                                                       234,000               42,000       276,000
Fiscal 1998 cash activity                                           --              (42,000)      (42,000)
                                                          ------------      ---------------     ---------
Balance of accrual as of August 30, 1998                       234,000                   --       234,000
First quarter 1999 provision (unaudited)                            --              117,000       117,000
First quarter 1999 cash activity (unaudited)                   (86,000)            (108,000)     (194,000)
                                                          ------------      ---------------     ---------
Balance as of November 29, 1998 (unaudited)                    148,000                9,000       157,000
Second quarter 1999 cash activity (unaudited)                  (43,000)                  --       (43,000)
                                                          ------------      ---------------     ---------
Balance as of February 28, 1999 (unaudited)                    105,000                9,000       114,000
Third quarter 1999 cash activity (unaudited)                   (16,000)                  --       (16,000)
                                                          ------------      ---------------     ---------
Balance as of May 30, 1999 (unaudited)                    $     89,000      $         9,000     $  98,000
                                                          ============      ===============     =========

CLOSURE OF SWEDEN DUPLICATE FACILITIES:

                                                                              Severance
                                                          Write-down of       and other           Lease
                                                          property and       termination     termination and
                                                           equipment           benefits        exit costs        Total
1999 Provision (third quarter) (unaudited)                $     700,000    $       275,000   $        45,000  $  1,020,000
    Non-cash                                                    700,000                 --                --       700,000
                                                          -------------    ---------------   ---------------  ------------
    Cash                                                             --            275,000            45,000       320,000
Third quarter 1999 cash activity (unaudited)                         --                 --                --            --
                                                          -------------    ---------------   ---------------  ------------
Balance as of May 30, 1999 (unaudited)                    $          --    $       275,000   $        45,000  $    320,000
                                                          =============    ===============   ===============  ============

                                  ALBECCA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (unaudited)

CLOSURE OF OPERATIONS IN NEW ZEALAND:

                                                                             Severance
                                                          Write-down of      and other
                                                          property and      termination
                                                           equipment          benefits       Other exit costs    Total
1999 Provision (third quarter) (unaudited)                $      75,000    $        48,000   $       102,000  $    225,000
    Non-cash                                                     75,000                 --                --        75,000
                                                          -------------    ---------------   ---------------  ------------
    Cash                                                             --             48,000           102,000       150,000
Third quarter 1999 cash activity (unaudited)                         --                 --                --            --
                                                          -------------    ---------------   ---------------  ------------
Balance as of May 30, 1999 (unaudited)                    $          --    $        48,000   $       102,000  $    150,000
                                                          =============    ===============   ===============  ============

Note 5.  EXTRAORDINARY ITEM

       In March, 1999, the Company retired a portion of its senior subordinated notes with a face value of $9,250,000. The debt repurchase resulted in an extraordinary gain of $1,008,000, net of state income taxes of $53,000.

Note 6.  INVENTORIES

       Inventories consist of the following (in thousands):


                                                                                     August 30, 1998       May 30, 1999
                                                                                     ---------------       ------------

Raw materials                                                                          $     17,019        $     14,199
Work in process                                                                               2,774               2,392
Finished goods                                                                               56,026              56,016
                                                                                       ------------        ------------
                                                                                       $     75,819        $     72,607
                                                                                       ============        ============



Note 7.       RECLASSIFICATIONS

       Certain prior period amounts have been reclassified to conform to the current period presentation.


Note 8.       COMPREHENSIVE INCOME

       Comprehensive income for the Company is as follows (in thousands):


                                                   Three Months Ended               Nine Months Ended
                                             --------------------------------   -----------------------------
                                                 May 31,          May 30,           May 31,       May 30,
                                                  1998             1999              1998          1999
                                             -------------    ---------------   ---------------  ------------

Net income, as reported                      $       5,044    $             3   $        16,617  $        503
Foreign currency translation
 adjustments                                          (383)            (1,688)           (2,203)       (2,093)
                                             -------------    ---------------   ---------------  ------------
   Total comprehensive income                $       4,661    $        (1,685)  $        14,414  $     (1,590)
                                             =============    ===============   ===============  ============

NOTE 9.     COMMITMENTS

       The company has entered into a commitment to build a new manufacturing facility for $4.3 million. Completion of construction is expected to occur in the fourth quarter of fiscal year 2000.

Note 10.    GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

       On August 2, 1998, the operating assets of Albecca Inc. were contributed to a wholly owned subsidiary of Albecca Inc. This subsidiary, Larson-Juhl US LLC, became a Subsidiary Guarantor at the date of the issue of the Notes. Therefore, the historical operations and cash flows of this entity are reflected as a Subsidiary Guarantor for the one-month period ending August 29, 1998, and as Albecca Inc. for the period through August 2, 1998. The operating assets of this entity are reflected as a component of Albecca Inc. as of May 31, 1998 and as Subsidiary Guarantor as of May 30, 1999.

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

                                  ALBECCA INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (in thousands)




                                                                         May 30, 1999 (unaudited)
                                              ------------------------------------------------------------------------------
                                                                                               Consolidated
                                                              Subsidiary       Subsidiary      Elimination      Consolidated
                                               Albecca Inc.   Guarantors      Nonguarantors       Entries          Total
                                              ------------    ----------      -------------   -------------   --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                   $     36,443    $      177      $       3,854   $          --   $       40,474
  Accounts receivable, net                              --        17,870             34,021              --           51,891
  Intercompany accounts receivable                      --        21,154              1,074         (22,228)              --
  Inventories                                           --        28,230             44,377              --           72,607
  Other current assets                                 305         2,320              5,642              --            8,267
                                              ------------    ----------      -------------   -------------   --------------
    Total current assets                            36,748        69,751             88,968         (22,228)         173,239
PROPERTY, PLANT AND
  EQUIPMENT, net                                        --         9,253             48,953              --           58,206
OTHER LONG-TERM ASSETS                               6,617        16,989             32,226              --           55,832
INVESTMENT IN SUBSIDIARIES                          43,453            --              3,467         (47,033)            (113)
INTERCOMPANY LOANS
  RECEIVABLE                                        89,218            --              2,264         (91,482)              --
                                              ------------    ----------      -------------   -------------   --------------
                                              $    176,036    $   95,993      $     175,878   $    (160,743)  $      287,164
                                              ============    ==========      =============   =============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current maturities of long-term debt        $         --    $    2,147      $      26,784   $          --   $       28,931
  Accounts payable                                      --         5,471             20,109              --           25,580
  Intercompany accounts payable                     13,893           834              7,501         (22,228)              --
  Accrued liabilities                                6,324        17,288             11,096              --           34,708
                                              ------------    ----------      -------------   -------------   --------------
    Total current liabilities                       20,217        25,740             65,490         (22,228)          89,219
                                              ------------    ----------      -------------   -------------   --------------
LONG-TERM DEBT, less
  current maturities                               190,750         2,622             24,966              --          218,338
                                              ------------    ----------      -------------   -------------   --------------
INTERCOMPANY LOANS PAYABLE                              --         2,264             89,218         (91,482)              --
                                              ------------    ----------      -------------   -------------   --------------
OTHER LONG-TERM LIABILITIES                             --         3,971              7,178              --           11,149
                                              ------------    ----------      -------------   -------------   --------------

SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock                                       --            --                 --              --               --
  Class A common stock                                   4            --                 --              --                4
  Class B common stock                                 166            --                 --              --              166
  Additional paid in capital                         8,912        37,520              7,927         (47,033)           7,326
  Accumulated earnings (deficit)                   (44,013)       24,129             (7,950)             --          (27,834)
  Cumulative foreign currency
    translation adjustment                              --          (253)           (10,951)             --          (11,204)
                                              ------------    ----------      -------------   -------------   --------------
    Total shareholders' equity (deficit)           (34,931)       61,396            (10,974)        (47,033)         (31,542)
                                              ------------    ----------      -------------   -------------   --------------
                                              $    176,036    $   95,993      $     175,878   $    (160,743)  $      287,164
                                              ============    ==========      =============   =============   ==============

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

                                  ALBECCA INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (in thousands)



                                                                               August 30, 1998
                                              -------------------------------------------------------------------------------
                                                                                             Consolidated
                                                              Subsidiary      Subsidiary      Elimination       Consolidated
                                              Albecca Inc.    Guarantors     Nonguarantors       Entries           Total
                                              -----------     -----------   ---------------   ------------     --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                   $    49,188     $        18   $         5,678   $         --     $       54,884
  Accounts receivable, net                              6          17,445            33,334             --             50,785
  Intercompany accounts receivable                    373           7,024               539         (7,936)                --
  Inventories                                          --          28,322            47,497             --             75,819
  Other current assets                                 --           2,254             4,770             --              7,024
                                              -----------     -----------   ---------------   ------------     --------------
    Total current assets                           49,567          55,063            91,818         (7,936)           188,512
PROPERTY, PLANT AND
  EQUIPMENT, net                                       --           9,487            52,271             --             61,758
OTHER LONG-TERM ASSETS                              6,703          17,315            31,634             --             55,652
INVESTMENT IN SUBSIDIARIES                         43,453              --             3,580        (47,033)                --
INTERCOMPANY LOANS RECEIVABLE                      84,941              --             1,623        (86,564)                --
                                              -----------     -----------   ---------------   ------------     --------------
                                              $   184,664     $    81,865   $       180,926   $   (141,533)    $      305,922
                                              ===========     ===========   ===============   ============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current maturities of long-term debt        $        --     $     1,519   $        33,686   $         --     $       35,205
  Accounts payable                                     --           6,470            21,695             --             28,165
  Intercompany accounts payable                        --           1,042             6,894         (7,936)                --
  Accrued liabilities                               2,784          15,477             9,731             --             27,992
                                              -----------     -----------   ---------------   ------------     --------------
    Total current liabilities                       2,784          24,508            72,006         (7,936)            91,362
                                              -----------     -----------   ---------------   ------------     --------------
LONG-TERM DEBT, less
  current maturities                              200,000           3,083            24,481             --            227,564
                                              -----------     -----------   ---------------   ------------     --------------
INTERCOMPANY LOANS PAYABLE                             --           1,623            84,941        (86,564)                --
                                              -----------     -----------   ---------------   ------------     --------------
OTHER LONG-TERM LIABILITIES                            --           4,443             8,197             --             12,640
                                              -----------     -----------   ---------------   ------------     --------------

SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock                                      --              --                --             --                 --
  Class A common stock                                  4              --                --             --                  4
  Class B common stock                                166              --                --             --                166
  Additional paid in capital                        8,912          37,520             7,927        (47,033)             7,326
  Accumulated earnings (deficit)                  (27,202)         10,492            (7,319)            --            (24,029)
  Cumulative foreign currency
    translation adjustment                             --             196            (9,307)            --             (9,111)
                                              -----------     -----------   ---------------   ------------     --------------
    Total shareholders' equity (deficit)          (18,120)         48,208            (8,699)       (47,033)           (25,644)
                                              -----------     -----------   ---------------   ------------     --------------
                                              $   184,664     $    81,865   $       180,926   $   (141,533)    $      305,922
                                              ===========     ===========   ===============   ============     ==============

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

                                  ALBECCA INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)



                                                                                 Three months ended
                                                                            May 30, 1999 (unaudited)
                                              -------------------------------------------------------------------------------
                                                                                             Consolidated
                                                              Subsidiary      Subsidiary      Elimination       Consolidated
                                              Albecca Inc.    Guarantors     Nonguarantors       Entries            Total
                                              -----------     -----------   ---------------   ------------     --------------
Net sales                                     $        --     $    50,985   $        46,350   $     (1,111)    $       96,224
Cost of sales                                          --          28,221            28,655         (1,111)            55,765
                                              -----------     -----------   ---------------   ------------     --------------
  Gross profit                                         --          22,764            17,695             --             40,459
Operating expenses                                     65          17,342            16,525             --             33,932
Restructuring charges                                  --             225             1,020             --              1,245
                                              -----------     -----------   ---------------   ------------     --------------
  Operating income (loss)                             (65)          5,197               150             --              5,282
Interest income                                      (604)             --                --             --               (604)
Interest expense                                    5,185             166               894             --              6,245
                                              -----------     -----------   ---------------   ------------     --------------
  Income (loss) before provision for
    income taxes, minority interest
    and extraordinary item                         (4,646)          5,031              (744)            --               (359)
Provision for income taxes                             --             130               409             --                539
Minority interest                                      --              --               107             --                107
                                              -----------     -----------   ---------------   ------------     --------------
  Income (loss) before extraordinary
    item                                           (4,646)          4,901            (1,260)            --             (1,005)
                                              -----------     -----------   ---------------   ------------     --------------

    Extraordinary gain on retirement
       of debt, net of income taxes                 1,008              --                --             --              1,008
                                              -----------     -----------   ---------------   ------------     --------------
Net income (loss)                             $    (3,638)    $     4,901   $        (1,260)  $         --     $            3
                                              ===========     ===========   ===============   ============     ==============




                                                                                 Three months ended
                                                                              May 31, 1998 (unaudited)
                                              -------------------------------------------------------------------------------
                                                                                             Consolidated
                                                               Subsidiary     Subsidiary      Elimination      Consolidated
                                               Albecca Inc.    Guarantors     Nonguarantors      Entries           Total
                                              -----------     -----------   ---------------   ------------     --------------

Net sales                                     $    44,793     $     1,896   $        47,884   $     (1,518)    $       93,055
Cost of sales                                      23,937           1,109            29,221         (1,518)            52,749
                                              -----------     -----------   ---------------   ------------     --------------
  Gross profit                                     20,856             787            18,663             --             40,306
Operating expenses                                 14,864             965            15,790             --             31,619
                                              -----------     -----------   ---------------   ------------     --------------
Operating income (loss)                             5,992            (178)            2,873             --              8,687
Interest income                                        --              --                --             --                 --
    Interest expense                                  116             135             2,508             --              2,759
                                              -----------     -----------   ---------------   ------------     --------------
  Income (loss) before provision for
    income taxes and minority interest
                                                    5,876            (313)              365             --              5,928
Provision for income taxes                            322              --               543             --                865
Minority interest                                      --              --                19             --                 19
                                              -----------     -----------   ---------------   ------------     --------------
Net income (loss)                             $     5,554     $      (313)  $          (197)  $         --     $        5,044
                                              ===========     ===========   ===============   ============     ==============

                                  ALBECCA INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (unaudited)

                                  ALBECCA INC.
         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (in thousands)




                                                                             Nine months ended
                                                                          May 30, 1999 (unaudited)
                                             --------------------------------------------------------------------------------
                                                                                             Consolidated
                                                               Subsidiary     Subsidiary      Elimination     Consolidated
                                             Albecca Inc.      Guarantors    Nonguarantors       Entries           Total
                                             ------------     -----------   ---------------   ------------     --------------
Net sales                                     $        --     $   154,317   $       149,168   $     (5,962)    $      297,523
Cost of sales                                          --          85,440            90,794         (5,962)           170,272
                                              -----------     -----------   ---------------   ------------     --------------
  Gross profit                                         --          68,877            58,374             --            127,251
Operating expenses                                    107          53,624            52,039             --            105,770
Restructuring charges                                  --             342             1,149             --              1,491
                                              -----------     -----------   ---------------   ------------     --------------
  Operating income (loss)                            (107)         14,911             5,186             --             19,990
Interest income                                    (1,623)             --                --             --             (1,623)
Interest expense                                   16,675             476             2,763             --             19,914
                                              -----------     -----------   ---------------   ------------     --------------
  Income (loss) before provision for
    income taxes, minority interest
    and extraordinary item                        (15,159)         14,435             2,423             --              1,699
Provision for income taxes                             --             372             1,477             --              1,849
Minority interest                                      --              --               355             --                355
                                              -----------     -----------   ---------------   ------------     --------------
  Income (loss) before extraordinary item         (15,159)         14,063               591             --               (505)
  Extraordinary gain on retirement
    of debt, net of income taxes                    1,008              --                --             --              1,008
                                              -----------     -----------   ---------------   ------------     --------------
Net income (loss)                             $   (14,151)    $    14,063   $           591   $         --     $          503
                                              ===========     ===========   ===============   ============     ==============

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NET CASH PROVIDED FROM (USED IN) OPERATING
ACTIVITIES                                    $       (59)    $       947   $        9,848    $         --     $       10,736
                                              -----------     -----------   ---------------   ------------     --------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchases of property, plant
    and equipment                                      --          (1,088)           (3,432)            --             (4,520)
  Acquisitions of businesses                           --              --            (3,594)            --             (3,594)
  Proceeds from sales of property,
    plant and equipment                                --              37             1,587             --              1,624
Changes in other long-term assets                    (516)            305              (611)            --               (822)
                                              -----------     -----------   ---------------   ------------     --------------
Net cash used in investing activities                (516)           (746)           (6,050)            --             (7,312)
                                              -----------     -----------   ---------------   ------------     --------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from revolving credit
    facilities                                         --             512            26,167             --             26,679
  Repayment of revolving credit
    facilities                                         --             (58)          (25,353)            --            (25,411)
  Proceeds from long-term debt                         --           2,747            11,739             --             14,486
  Repayments of long-term debt                     (7,863)         (3,273)          (16,354)            --            (27,490)
  Distributions to shareholders                    (4,308)             --                               --             (4,308)
                                              -----------     -----------   ---------------   ------------     --------------
  Net cash provided from (used
    in) financing activities                      (12,171)            (72)           (3,801)            --            (16,044)
EFFECT OF EXCHANGE RATE ON
  CASH                                                 --              30            (1,820)            --             (1,790)
                                              -----------     -----------   ---------------   ------------     --------------
NET INCREASE (DECREASE) IN
  CASH                                            (12,746)            159            (1,823)            --            (14,410)
Cash and cash equivalents,
  beginning of period                              49,188              18             5,678             --             54,884
                                              -----------     -----------   ---------------   ------------     --------------
Cash and cash equivalents, end of period      $    36,442     $       177   $         3,855   $         --     $       40,474
                                              ===========     ===========   ===============   ============     ==============

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

                                  ALBECCA INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)



                                                                             Nine months ended
                                                                          May 31, 1998 (unaudited)
                                              -------------------------------------------------------------------------------
                                                                                             Consolidated
                                                               Subsidiary    Subsidiary       Elimination      Consolidated
                                              Albecca Inc.     Guarantors   Nonguarantors       Entries             Total
                                              -----------     -----------   ---------------   ------------     --------------
Net sales                                     $   138,976     $     5,910   $       152,285   $     (4,302)    $      292,869
Cost of sales                                      75,860           3,540            92,344         (4,302)           167,442
                                              -----------     -----------   ---------------   ------------     --------------
  Gross profit                                     63,116           2,370            59,941             --            125,427
Operating expenses                                 45,966           2,829            49,591             --             98,386
                                              -----------     -----------   ---------------   ------------     --------------
  Operating income (loss)                          17,150            (459)           10,350             --             27,041
Interest expense                                      360             401             6,711             --              7,472
                                              -----------     -----------   ---------------   ------------     --------------
  Income (loss) before provision for
    income taxes and minority interest             16,790            (860)            3,639             --             19,569
Provision for income taxes                            638              --             1,937             --              2,575
Minority interest                                      --              --               377             --                377
                                              -----------     -----------   ---------------   ------------     --------------
Net income (loss)                             $    16,152     $      (860)  $         1,325   $         --     $       16,617
                                              ===========     ===========   ===============   ============     ==============

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS


NET CASH PROVIDED FROM (USED
  IN) OPERATING ACTIVITIES                    $    (1,420)    $      (658)  $        16,648   $         --     $       14,570
                                              -----------     -----------   ---------------   ------------     --------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchases of property, plant and
    equipment                                        (522)            (62)           (6,058)            --             (6,642)
  Acquisitions of businesses                      (20,986)             --            (7,076)            --            (28,062)
  Proceeds from sales of property,
    plant and equipment                                37              --               367             --                404
Changes in other long-term assets                      --             321            (1,260)            --               (939)
                                              -----------     -----------   ---------------   ------------     --------------
Net cash provided from (used in)
  investing activities                            (21,471)            259           (14,027)            --            (35,239)
                                              -----------     -----------   ---------------   ------------     --------------

Cash flows from financing activities:
Proceeds from revolving credit facilities          71,444              --            11,928             --             83,372
Repayment of revolving credit facilities          (39,973)             --           (10,700)            --            (50,673)
Proceeds from long-term debt                        2,834             336            10,148             --             13,318
Repayments of long-term debt                       (1,241)             --           (11,972)            --            (13,213)
Distributions to shareholders                     (10,300)             --                --             --            (10,300)
                                              -----------     -----------   ---------------   ------------     --------------
Net cash provided from (used in) financing
  activities                                       22,764             336              (596)            --             22,504
                                              -----------     -----------   ---------------   ------------     --------------

Effect of exchange rate on cash                        96             (14)             (523)            --               (441)
                                              -----------     -----------   ---------------   ------------     --------------
Net increase (decrease) in cash                       (31)            (77)            1,502             --              1,394

Cash and cash equivalents,
  beginning of period                                 399             133             4,769             --              5,301
                                              -----------     -----------   ---------------   ------------     --------------
Cash and cash equivalents, end of
  period                                      $       368     $       56    $         6,271   $         --     $        6,695
                                              ===========     ===========   ===============   ============     ==============

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

       The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:



                                                   Three Months Ended         Nine Months Ended
                                                  ---------------------     ----------------------
                                                   May 31,      May 30,      May 31,      May 30,
                                                    1998         1999         1998         1999
                                                   ------       ------       ------       ------

Net sales                                           100.0%       100.0%       100.0%       100.0%
Cost of sales                                        56.7         58.0         57.2         57.2
                                                   ------       ------       ------       ------
  Gross profit                                       43.3         42.0         42.8         42.8
Operating expenses                                   34.0         35.2         33.6         35.5
Restructuring charges                                  --          1.3           --           .5
                                                   ------       ------       ------       ------
  Operating income                                    9.3          5.5          9.2          6.8
Interest income                                        --          (.6)          --          (.5)
Interest expense                                      3.0          6.4          2.6          6.7
                                                   ------       ------       ------       ------
  Income (loss) before provision for
  income taxes, minority interest and
  extraordinary item                                  6.3          (.3)         6.6           .6
Provision for income taxes                             .9           .6           .9           .6
Minority interest                                      .0           .1           .1           .1
                                                   ------       ------       ------       ------
Income (loss) before extraordinary item               5.4         (1.0)         5.6          (.1)
  Extraordinary gain on retirement of debt, net
  of income taxes                                      --          1.0           --           .3
                                                   ------       ------       ------       ------
Net income                                            5.4%          .0%         5.6%          .2%
                                                   ======       ======       ======       ======


NET SALES

       For the third quarter ended May 30, 1999, net sales were $96.2 million compared to $93.1 million for the third quarter ended May 31, 1998. For the nine months ended May 30, 1999, net sales were $297.5 million compared to $292.9 million for the nine months ended May 31, 1998. The increase in net sales for the three and nine months ended May 30, 1999 was primarily the result of the impact of one acquisition completed during the third quarter ended May 31, 1998 and an increase in sales to independent custom framing retailers, partially offset by a decrease in sales to framing departments of craft chains of $2.2 million for the nine months ended May 30, 1999, and the closure of the Company's United Kingdom manufacturing facility. U.S. net sales increased 9.7% and 7.0% for the three and nine months ended May 30, 1999 from the comparable periods in 1998 primarily the result of the impact of one acquisition completed in the third quarter ended May 31, 1998 and an increase in sales to independent custom framing retailers, partially offset by a year-to-date decrease in sales to framing departments of craft chains. International net sales decreased 2.5% and 3.3% for the three and nine months ended May 30, 1999 from the comparable periods in 1998 primarily the result of the closure of the Company's United Kingdom manufacturing facility.

COST OF SALES

       Cost of sales were $55.8 million and $170.3 million for the three and the nine months ended May 30, 1999 compared to $52.7 million and $167.4 million for the three and the nine months ended May 31, 1998. In the U.S., gross profit decreased to 44.9% and 45.3% for the three and the nine months ended May 30, 1999 compared to 46.1% and 45.9% for the comparable periods in 1998. The decrease for the quarter was primarily due to additional costs incurred in the sampling program. The year-to-date decrease was primarily due to additional costs associated with the sampling program, partially offset by an improvement in the product mix sold. For the third quarter ended May 30, 1999, international gross profit margin decreased to 39.0% compared to 40.7% for the third quarter ended May 31, 1998. This decrease was primarily the result of an increase in the sale of lower margin products primarily in two international locations. For the nine months ended May 30, 1999, international gross profit margin increased to 40.3% compared to 40.1% for the comparable period in 1998.

OPERATING EXPENSES

       Operating expenses were $33.9 million and $105.8 million for the three and the nine months ended May 30, 1999 compared to $31.6 million and $98.4 million for the three and the nine months ended May 31, 1998. In the U.S., operating expenses as a percentage of net sales decreased to 33.4% and increased to 34.2% for the three and the nine months ended May 30, 1999 compared to 33.9% and 33.1% for the comparable periods in 1998. The decrease for the quarter ended May 30, 1999 is primarily attributable to the reduction of duplicative acquisition-related expenses. The year-to-date increase is primarily attributable to the delay in fully integrating the U.S. acquisitions completed during 1998. International operating expenses as a percentage of net sales increased to 37.2% and 36.9% for the three and nine months ended May 30, 1999 compared to 34.1% and 34.1% for the comparable periods in 1998. This increase is primarily due to the decrease in net sales associated with the closure of the United Kingdom manufacturing facility, the integration of an acquisition and increased operating costs primarily in two international locations.

RESTRUCTURING CHARGES

       During the third quarter and the nine months ended May 30, 1999, the Company recorded restructuring charges related to the closure of one of its Swedish operations and its New Zealand operations, explained more fully in Note 4 of the Notes to the accompanying consolidated financial statements. The restructuring charges for the quarter were $1.2 million. No restructuring charges were recorded during the comparable periods in 1998.

INTEREST EXPENSE

       Interest expense was $6.2 million and $19.9 million for the three and the nine months ended May 30, 1999 compared to $2.8 million and $7.5 million for the three and the nine months ended May 31, 1998. The increase in interest expense is primarily due to an increase in debt and the amortization of deferred financing costs associated with the August 1998 senior subordinated debt placement.

INTEREST INCOME

       Interest income was $.6 million and $1.6 million for the three and the nine months ended May 30, 1999. This interest income resulted from the investment of cash remaining from the August 1998 senior subordinated debt placement.

NET INCOME

       For the reasons set forth above, net income was $0 million and $.5 million for the three and the nine months ended May 30, 1999 compared to $5.0 million and $16.6 million for the three and the nine months ended May 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's principal sources of funds have been, and are expected to continue to be, cash flow from operations and its on-hand cash and cash equivalents. The Company's principal need for funds historically have been to finance its working capital (principally inventory and accounts receivables), capital expenditures and acquisitions. As of May 30, 1999, the Company had cash and cash equivalents of $40.5 million compared to $54.9 million as of August 30, 1998.

       Net cash provided by operating activities was $10.7 million for the nine months ended May 30, 1999 compared to $14.6 million for the nine months ended May 31, 1998. The decrease is primarily attributable to the interest expense associated with the August 1998 senior subordinated debt placement. Net cash used in investing activities decreased to $7.3 million for the nine months ended May 30, 1999 compared to $35.2 million for the nine months ended May 31, 1998 primarily due to a reduction in the Company's acquisition activities. During the nine months ended May 30, 1999, the Company invested $3.6 million for acquisitions and $4.5 million for capital expenditures. Albecca's historical capital expenditures have been used to expand its distribution facilities, enhance its management information systems and improve its manufacturing efficiencies. Net cash used in financing activities increased to $16.0 million compared to net cash provided from financing activities of $22.5 million for the nine months ended May 31, 1998 due to the Company purchasing and retiring a portion of its senior subordinated debt, with a face value of $9,250,000, and due to the Company decreasing its credit facility borrowings related to acquisition activities compared to the year-to-date period. The Company has entered into a commitment to build a new manufacturing facility for $4.3 million. Completion is expected during the fourth quarter of fiscal year 2000.

       As of May 30, 1999, Albecca had outstanding indebtedness of approximately $247.3 million, consisting of $190.8 million in principal amount of the August 1998 senior subordinated debt and $56.5 million of other indebtedness compared to $262.8 million as of August 30, 1998

       The Company enters into forward exchange contracts to hedge purchases and payables denominated in foreign currencies for periods consistent with its identified exposures. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs.

       Albecca's ability to make scheduled payments of the principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness, including the August 1998 senior subordinated debt, or to fund planned capital or other expenditures will depend on its future financial or operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond its control. Based upon the current levels of operations, management believes that cash flow from operations and available cash and cash equivalents will be adequate to meet, for the foreseeable future, Albecca's anticipated future requirements for working capital, capital expenditures, scheduled payments of principal and interest on its indebtedness, including the senior subordinated debt, and acquisitions. There is no certainty that Albecca's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable Albecca to service its indebtedness, including the senior subordinated debt, or to make anticipated capital and other expenditures.

RECENT DEVELOPMENTS

       The Company is currently evaluating various alternatives to reduce its management involvement and financial investment in South Africa. At this time, management does not have an estimate as to when this reduction of involvement and investment will take place. The Company's investment in its South African operations approximates $4,000,000, which excludes the foreign currency effect of the devaluation of the South African Rand from the date of the Company's investment in South Africa.

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

       Albecca has initiated inquiries of third parties, such as customers, vendors and lessors with whom Albecca has significant business relationships, to assess their state of addressing Year 2000 issues that will materially and adversely impact Albecca. Albecca has begun making inquiries of its significant business relationships as to whether they will be Year 2000 compliant by the end of 1999. Albecca plans to continue to assess its significant third party business relationships' efforts in addressing Year 2000 issues through other techniques as it deems appropriate. Despite Albecca's efforts, there can be no guarantee that the systems of other companies that Albecca relies upon to conduct its business will be Year 2000 compliant.

       Albecca estimates that it will incur expenses of $1.1 million to $1.5 million in conjunction with the Year 2000 compliance project. As of May 30, 1999, Albecca has spent approximately $.8 million in connection with this project. The majority of these expenditures has been and will be expensed as incurred.

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

       Albecca has not yet completed its planning and preparation to handle the most likely worst case scenarios described above. Albecca intends to develop contingency plans for these scenarios by September 30, 1999.

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

10.2 -- Form of S Corp Note issued by Albecca in favor of its existing shareholders (incorporated by reference to Exhibit 10.4 of Albecca's
          Registration Statement on Form S-4 (No. 333-67975) as declared effective by the SEC on February 12, 1999).

27.1  --  Financial Data Schedule (for SEC use only)

b.  Reports on Form 8-K:

           None

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  ALBECCA INC.
                                  (registrant)


Date:    July 14, 1999            /s/ Craig A. Ponzio
     -------------------          ---------------------------------------
                                  Craig A. Ponzio, Chairman of the Board,
                                  President, Chief  Executive Officer
                                  (Principal Executive Officer)



Date:    July 14, 1999            /s/ Stephen M. Scheppmann
     -------------------          ---------------------------------------
                                  Stephen M. Scheppmann,
                                  Senior Vice President,
                                  Chief Financial Officer
                                  (Principal Financial Officer)