Form 10-K
period 1999-08-29
ALBECCA INC
filed 1999-11-26
CIK 1061777

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended August 29, 1999.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             COMMISSION FILE NUMBER
                                   333-67975
                               -------------------

                                  ALBECCA INC.
             (Exact name of Registrant as specified in its charter)

               GEORGIA                                    39-1389732
   (State or Other Jurisdiction of           (I.R.S. Employer Identification
    Incorporation or Organization)                        Number)


             3900 STEVE REYNOLDS BOULEVARD, NORCROSS, GEORGIA 30093
                    (Address of Principal Executive Offices)
                                 (770) 279-5210

            Securities registered pursuant Section 12(b) of the Act:
                                      None

            Securities registered pursuant Section 12(g) of the Act:
                                      None




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has required to file such report(s), and (2) has been subject to such filing requirements during the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

                                TABLE OF CONTENTS


                                                                                                    PAGE
                                     PART I
Item 1.    Business                                                                                   3
Item 2.    Properties                                                                                 8
Item 3.    Legal Proceedings                                                                          8
Item 4.    Submission of Matters to a Vote of Security Holders                                        8

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                      8
Item 6.    Selected Consolidated Financial Data                                                       9
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations     10
Item 7A    Quantitative and Qualitative Disclosure About Market Risk                                 17
Item 8.    Consolidated Financial Statements and Supplementary Data                                 F-1
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      18

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                                        18
Item 11.   Executive Compensation                                                                    19
Item 12.   Security Ownership of Certain Beneficial Owners and Management                            21
Item 13.   Certain Relationships and Related Transactions                                            21

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K                            22

           Signatures                                                                                25

                                     PART I

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

This document contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, forward-looking statements may be made orally or in press releases, conferences, reports or otherwise, in the future by or on behalf of the Company. When used in this document, the words, "anticipates," "intends," "plans," "believes," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievement of Albecca Inc. and its subsidiaries ("Albecca" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Particular risks and uncertainties facing the Company at the present include political and economic uncertainty throughout the world; whether profit improvement efforts can be successfully implemented; increased competition in the Company's businesses; the cost of closing certain plants and selling certain business units; the success of new marketing programs; softening in international markets; the strong dollar which increases the cost of the Company's products in foreign markets resulting in limiting the Company's ability to increase prices; competitive implications and price transparencies related to the Euro conversion; changing buying patterns affecting the Company's consumer business; the Company's ability to integrate business acquisitions; the Company's ability to develop and manufacture new and existing products profitably; market acceptance of existing and new products; changes in retail distribution channels and purchasing practices; the Company's ability to rationalize its product lines; the Company's ability to maintain good relations with its team members; and the ability to retain and hire quality team members. In addition, the Company is subject to risks and uncertainties facing its industry in general, including changes in business and political conditions and the economy in general in both foreign and domestic markets; slower growth in the Company's markets; financial market changes including increases in interest rates and fluctuations in foreign exchange rates; unanticipated problems or costs associated with the transition of European currencies to the common Euro currency; a slowing in housing starts; inability to raise prices of products due to market conditions; changes in market demographics; actions of competitors; unanticipated problems or costs associated with accommodation of the year 2000 in computer applications or products; the inability of the Company's suppliers, customers, creditors, government agencies, public utility providers, and financial service organizations to implement computer applications accommodating the year 2000; the inability of the Company's suppliers, customers, creditors, government agencies, public utility providers, and financial service organizations to implement computer applications accommodating the year 2000; seasonal factors in the Company's industry; unforeseen litigation; government actions.

The Company wishes to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others not now anticipated. The foregoing statements are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, may emerge from time to time. It is not possible for management to predict all risk factors or to assess the impact of such risk factors on the Company's business.

ITEM 1.  BUSINESS

GENERAL

         Albecca primarily does business under the Larson-Juhl name. Albecca designs, manufactures and distributes a complete line of high quality, branded custom framing products, including wood and metal moulding, matboard, foamboard, glass, equipment and other framing supplies. Albecca's principal brands include the "Larson-Juhl Classic Collection" and the "Craig Ponzio Signature Collection." For over 100 years, Albecca has been designing, manufacturing and distributing custom framing products that enhance the aesthetic qualities of prints, paintings, drawings and other art and memorabilia.

         The Company is incorporated under the laws of the State of Georgia. Its principal executive offices are located at 3900 Steve Reynolds Boulevard, Norcross, Georgia 30093, and its telephone number is (770) 279-5210.

HISTORY

         Craig Ponzio, Albecca's Chairman, President, Chief Executive Officer and principal shareholder joined Larson Picture Frame, Inc. in 1973 and purchased that company in 1981. In 1988, Larson Picture Frame, Inc. acquired Juhl-Pacific Corporation creating Larson-Juhl. In 1981, Mr. Ponzio and the Company's management team initiated a program to expand Albecca's product lines, develop an organizational infrastructure, and acquire and consolidate manufacturers and distributors of custom framing products.

SEGMENTS

         Today the industry in North America includes approximately 20,000 retail custom frame storefronts and over 300 manufacturers and distributors of custom framing products. Independent and franchise custom framers currently account for over 90% of custom framing sales in North America. The remaining sales are principally generated by custom framing departments of craft chains.

         Outside North America, Albecca estimates there are over 20,000 retail custom frame storefronts and over 500 manufacturers and distributors of custom framing products. Albecca estimates that sales to retail custom framers in 1999 were approximately $1.2 billion in North America. The Company's fiscal year 1999 sales to customers in North America were $220.8 million and $163.4 million for all other international customers.

PRODUCTS

         Albecca designs, manufactures and distributes a complete line of quality branded custom framing products, including wood and metal moulding, matboard, foamboard, glass, equipment and other framing supplies. This product offering allows Albecca to be a complete source supplier to retail custom framers. Albecca offers over 8,000 branded products in North America and over 17,000 additional branded products in the rest of the world. Of Albecca's worldwide products, over 12,000 are branded custom frame wood moulding products.

WOOD MOULDING

         Albecca is one of the world's largest manufacturers and suppliers of wood moulding to the custom framing industry, based upon sales. Albecca provides branded custom moulding in a variety of shapes, sizes, finishes and forms to meet each customer's specific needs. Albecca's finishes include water gilded gold leaf, naturally stained North American hardwoods, European burlwood and hand applied beeswax, as well as a variety of finishes inspired by antique frames and furniture. The styles of these wood mouldings range from contemporary geometric shapes to heavily embossed Baroque patterns. With a variety of widths and styles available, multiple mouldings can be used within a single frame to create thousands of framing combinations. Custom framers purchase moulding from Albecca in a variety of formats including:

         (1)      long lengths of moulding which the framers cut to size;

         (2)      moulding cut to specific lengths, or "chop" service; and

         (3)      moulding assembled as a completed frame, or "join" service.

         Albecca's design team has created each of its over 1,100 branded wood mouldings in North America. Most of Albecca's wood moulding products are produced either in Albecca's plants in the U.S., Canada and Europe, or by third-party manufacturers in Europe and Asia that have devoted a significant amount of their capacity to producing Albecca's quality, proprietary moulding products.

         Albecca markets its wood moulding under the "Larson-Juhl Classic Collection" and the "Craig Ponzio Signature Collection" brand names. Each collection consists of a series of lines designed to evoke a particular era, location, style or culture. The "Craig Ponzio Signature Collection" contains Albecca's finest lines of wood moulding, allowing Albecca to market differentiated products to multiple segments of the custom framing industry.

METAL MOULDING

         Albecca distributes approximately 1,000 different branded metal mouldings worldwide. Sales of these mouldings predominantly require chop service, as retail custom framers generally do not have the equipment necessary to cut metal moulding. Albecca markets one proprietary line of metal moulding, under the Clark trademark, which is one of the market leaders in metal moulding.

MATBOARD AND FOAM BOARD

         Albecca sells matboard, which is cut to surround the artwork and used inside the frame, and foamboard, which is used as a firm backing for certain artwork and other items to be framed. Albecca sells all major brands of matboard and foamboard to meet the preferences of retail custom framers. As consumers have become increasingly concerned about preserving framed items against discoloration and damage, certain premium conservation types of matboard and foamboard have been developed. In 1997, Albecca launched its own proprietary line of premium conservation matboard, under the Artique brand name, in an effort to promote this trend of preservation framing.

GLASS, EQUIPMENT AND OTHER FRAMING SUPPLIES

         Albecca supplies a variety of glass types, generally priced based on differing levels of ultraviolet filtering properties and reflectivity. Albecca also sells a full complement of custom framing equipment and supplies as a convenience to its customers. This selection includes joining machines, matboard cutters and framing hardware. Albecca's net sales of custom framing equipment have not been material.

MARKETING

         Albecca markets its products to retail custom frame shops principally through Albecca-employed sales representatives, advertisements in trade magazines and attendance at industry trade shows. Albecca also markets to consumers by advertising in widely distributed magazines that Albecca considers influential among consumers and decorators, as well as through the use of direct mail materials and in-store promotional displays. Through educational seminars and consultations with Albecca's sales team, Albecca also provides technical, marketing and other business advice both to established retail custom framers and to prospective customers establishing new custom framing businesses.

         Albecca markets to the retail custom framer directly through catalogs and sales literature and through publicity and advertising in trade publications such as Art Business News, Art World News, Art Expressions, Decor, der Kunsthandel, Picture Framing Magazine, Southeastern Framer and The Picture Business. These advertisements generally focus on Albecca's image and the introduction of new premium branded products.

         Albecca has embarked on an aggressive plan to increase consumer awareness and appreciation of the value of custom framing in general, and specifically, Albecca's premium branded products. Albecca believes consumers are more likely to perceive value in premium branded products. In 1996, Albecca began to extensively advertise its branded products in well-known publications that Albecca considers influential among consumers and decorators in the home furnishing industry, such as Architectural Digest, Elle Decor, House and Garden, House Beautiful, Metropolitan Home and Traditional Home. Albecca believes it is the only manufacturer and distributor of custom framing products marketing its products through a national consumer advertising program. These advertisements portray the warmth and individuality custom frames can add to a home. Through these advertisements, Albecca targets sophisticated consumers with the economic power to purchase its high quality, premium branded products. In addition, Albecca provides its customers with direct mail literature as well as advertisements suitable for inclusion in local publications.

COMPETITION

         Albecca competes with over 300 North American and over 500 international manufacturers and distributors of custom framing products. Albecca is one of the largest manufacturers and distributors of wood moulding in North America, where it estimates its largest competitor is The Williamson Company. The principal manufacturers of metal moulding are Nielsen & Bainbridge and Cardinal Aluminum Company, which primarily supply their products to custom framers through distributors. Albecca believes it is one of the largest metal moulding customers of both companies. The principal manufacturers of matboard are Crescent Cardboard Company and Nielsen & Bainbridge which primarily supply their products to custom framers through distributors. Albecca believes it is the largest single matboard customer of both companies.

         Albecca competes primarily on the basis of product design and quality, on-time delivery, inventory availability, service and price. Albecca believes its principal competitive strengths are: leadership in design and premium branded products for the custom framing industry; a wide variety of custom framing products; a direct sales force regularly visiting retail custom framers to introduce new products and assist with in-store merchandising; and strategically-located manufacturing/distribution centers for rapid, efficient response to customers. Albecca experiences competition from smaller, regionally-focused distributors of framing products who may have a long-term relationship with their customers, a product line directed toward regional tastes, and local sales representation.

         In the broader sense, Albecca competes in the larger home decorating market, where consumers may forego custom framing and choose ready-made picture frames or framed art works, and in the larger wholesale contract framing market, where wholesale picture framers produce framed art works in volume for large accounts such as hotels or office complexes. Albecca believes that other home furnishing items such as furniture, floor and wall coverings and window treatments compete with custom framing for consumer dollars.

DISTRIBUTION

DISTRIBUTION IN NORTH AMERICA

         The Company sells its products through direct sales personnel of approximately 100 sales representatives and associates. Albecca's sales representatives update customers on Albecca's product lines, advise customers on framing design and provide information on more effective merchandising, design and selling techniques. Sales representatives assist retail custom framers in redesigning their frame sample display walls. Albecca's direct sales force also works with retail custom framers to help them create and sell more sophisticated custom frames, and thereby increase the average price per frame. The sales representatives also listen carefully to the retail custom framers in order to understand and respond to issues concerning Albecca's products, trends in consumer demand and competitive activities in the marketplace. Sales representatives are employed by Albecca and compensated principally by salary, with commission and bonus components available based on sales and other performance criteria.

         Albecca distributes its products in North America through 28 distribution centers. The number and location of these distribution centers make Albecca the only manufacturer with a broad-based North American distribution network. Albecca's Chicago and Los Angeles distribution centers also serve as distribution hubs that receive and process container-size deliveries of Albecca's products and ship smaller quantities of products, generally weekly, to the other distribution centers based on customer demand.

         Albecca establishes a local presence in a market by consolidating both the sales and operations functions in each distribution center under the supervision of a general manager. This decentralization of management has allowed most sales and distribution issues to be decided at the local level, thereby improving the level and speed of service provided to customers. Albecca believes the skill and experience of its general managers has contributed to Albecca's ability to build personal relationships with its retail custom framers.

         Albecca has developed a user-friendly order and fulfillment system in North America that includes features such as toll-free telephone and fax ordering, customer service and technical representatives, extended customer service hours, instant stocking information and next-day shipping on most orders from Albecca's distribution centers. This system, and advancements in framing technology, allows retail custom framers to offer dependable service to their customers without requiring significant amounts of capital to be invested in inventory and equipment. This, in turn, allows Albecca's customers to enhance their marketing by committing more of their shop space to retail display and more of their time to designing and selling, and less to back-room operations.

INTERNATIONAL DISTRIBUTION

         Outside North America, Albecca has relied to date on the distribution systems in place for the companies it has acquired, and is in the process of integrating and rationalizing these systems. Albecca's goal for its international operations is to develop a fast, user-friendly order-fulfillment system that operates through a logistical network similar to the one existing in North America. In order to realize this goal, Albecca has developed a central distribution center in Germany to improve response to European framers as well as to better control distribution costs.

TRADEMARKS

         Albecca uses a number of trademarks to distinguish its brands, principally, Larson-Juhl, Clark and Artique. Albecca has registered or applied for registration of these trademarks in the U.S. and Canada and in numerous countries in Europe, Asia and elsewhere. Mr. Ponzio has granted Albecca a perpetual right to use the name "Craig Ponzio" to identify and brand Albecca's premium custom framing products. Albecca regards its trademarks and other proprietary rights as valuable assets in the marketing of its products, and on a worldwide basis, seeks to protect them against infringement. There can be no assurance that the actions taken by Albecca to establish and protect its trademarks and other proprietary rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of Albecca's products as violative of the trademarks and other proprietary rights of others. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. Albecca also regards its moulding designs as critical to the success of its marketing efforts, and seeks to protect those designs before their introduction to the marketplace. However, after such introduction, there are no practical means to prevent others from copying or imitating such designs or specific design elements.

RAW MATERIALS AND SUPPLIERS

         Albecca's manufacturing and sourcing staff oversees manufacturing and production, negotiates purchases of raw materials and researches and identifies new suppliers and third-party manufacturers. Albecca separately negotiates with suppliers for the purchase of required raw materials in accordance with Albecca's specifications and limits its exposure to holding excess raw material inventory by purchasing quantities based on demand. Albecca believes that its policy of limiting commitments for purchases reduces its exposure to excess inventory and obsolescence. Albecca is not responsible for procuring raw materials used by its third-party manufacturers.

         Wood, the principal raw material used in Albecca's manufacturing processes, is purchased from a variety of suppliers in the U.S., Canada, Asia and Africa as kiln-dried blanks or as raw lumber that is then dried by Albecca. The primary types of wood used by Albecca are North American oak and ash, as well as European pine. Albecca has long-standing relationships with many of its suppliers and has experienced only limited difficulty in satisfying its raw materials requirements. Although the loss of any supplier may have an adverse effect on Albecca's short-term operating results, Albecca believes it could replace suppliers without having a material adverse effect on Albecca.

         Although Albecca produces a portion of wood moulding in Albecca-owned manufacturing plants, most of the wood moulding sold by Albecca is produced by third-party manufacturers. Albecca does not have supply contracts with any of these suppliers. However, as an industry leader in design, and as one of the largest distributors of wood moulding to retail custom framers, Albecca has developed close working relationships with many of these third-party manufacturers who produce Albecca's proprietary products to its designs and specifications. Many of these manufacturers have devoted a significant amount of their capacity to the production of Albecca's products. Besides wood moulding, Albecca does not manufacture any other products. Instead, it purchases them from numerous other manufacturers and distributors. Albecca works with one manufacturer to produce its proprietary line of Clark metal moulding. Albecca is the only purchaser of metal picture frame moulding from this manufacturer. Albecca also works with one manufacturer to produce its Artique brand of matboard. Albecca generally does not have supply contracts with these suppliers, but relationships with these suppliers to date have been satisfactory.

MANUFACTURING

         Albecca's products are manufactured according to plans prepared each year which reflect prior years' experience, current industry trends, economic conditions and Albecca's estimates of a particular line's performance. The Company estimates that it manufactures approximately one-third of its wood moulding in its facilities worldwide. Each plant manufactures its own unique lines specific to the decorative tastes and designs of that region. In addition to moulding manufacturing plants, Albecca has plants manufacturing pre-assembled frames in Europe and in the U.S.

The following lists Albecca's manufacturing facilities:

                                                            Number of
Country                          Products                   facilities
------------------------------   -----------------------    -----------
Austria..........................Mouldings                            1
Canada...........................Mouldings                            1
Czech Republic...................Mouldings and Frames                 2
Finland..........................Moudlings                            1
France...........................Mouldings                            2
Germany..........................Frames                               1
Italy............................Mouldings                            1
Netherlands......................Frames                               1
Sweden...........................Mouldings                            1
United States (1)................Mouldings and Frames                 2
                                                            -----------
Total                                                                13

(1) Albecca is currently constructing a new facility in Ashland, Wisconsin that will replace both of the existing plants in the U.S.


CUSTOMERS

         In North America, Albecca's target customers are the approximately 20,000 custom framing retail storefronts that serve middle to upper income consumers. To date, Albecca has served approximately 90% of these retail storefronts. Outside North America, Albecca targets the over 20,000 retail custom frame storefronts and home decorating centers.

         Albecca manages its credit and collection functions regionally in the U.S. Outside of the U.S., credit and collection functions are managed separately in each country in which Albecca operates. Albecca extends credit based on an evaluation of the customer's financial condition and history with Albecca. Albecca monitors credit levels on an ongoing basis to minimize credit risk. Albecca does not factor its accounts receivable.

         No single customer or affiliated group of customers represented over 10% of the net sales of the Company in fiscal year 1999, 1998 and 1997.



ALBECCA TEAM MEMBERS -- OUR EMPLOYEES

         At August 29, 1999, Albecca had approximately 3,100 full-time team members, or employees, of which approximately 2,440 were in operations, 310 were in sales and marketing and 350 were in corporate and general administrative positions. In certain European countries in which Albecca operates, Albecca's relationships with its team members are as mandated by such countries' laws or covered by social legislation governing employment practices. Management believes that Albecca's labor relationships are satisfactory and no material labor cost increases are anticipated.

ENVIRONMENTAL MATTERS

         Albecca is subject to various federal, state, local and foreign environmental laws and regulations relating to the handling and management of certain chemicals used and generated in manufacturing its products. Albecca believes that its operations currently comply in all material respects with these laws and regulations. Based on the annual costs incurred by Albecca over the past several years, management does not believe that compliance with these laws and regulations will have a material adverse effect upon Albecca's business, financial condition and results of operations. Albecca believes, however, that it is reasonably likely that the trend in environmental litigation and regulation will continue to be toward stricter standards. Such changes in the law and regulations may require Albecca to make additional capital expenditures which, while not presently estimable with certainty, are not presently expected to have a material adverse effect on Albecca's business, financial condition and results of operations.

ITEM 2.  PROPERTIES

Albecca's principal executive offices are located in a 65,000 square foot office building in Norcross, Georgia owned by L-J Properties Inc., a company owned by Messrs. Ponzio, Trimarco, Scheppmann and McKenzie, each of whom is an executive officer of Albecca. Mr. Ponzio is also a director of Albecca. Albecca's lease for this facility terminates in August 2001 and the annual rent for fiscal 2000 will be $738,000. See "Certain Relationships and Related Transactions." The headquarters building houses administrative offices as well as a light manufacturing and distribution center.

Albecca owns two facilities in Ashland, Wisconsin containing approximately 58,000 and 54,000 square feet each. These facilities are used in the manufacture of moulding, ready-made frames and corner samples. There are 23 other light manufacturing and distribution centers located throughout the U.S., providing approximately 750,000 square feet of space. These facilities vary in size from approximately 12,600 to 103,500 square feet. Of these, all are leased except the Denver, Colorado location with 18,500 square feet of space and the Waldorf, Maryland location with 45,000 square feet of space, which are owned. In Canada, the Company leases five locations, four of which are distribution centers; the fifth holds administrative offices, a manufacturing facility and a distribution center. The Canadian facilities total approximately 160,000 square feet.

Outside of North America, there are 36 locations in Europe, Asia and Australia. These facilities house administrative offices, distribution and light manufacturing centers, warehouses, and factories and provide approximately 1,200,000 square feet of space. Of these facilities, 17 are owned and the remainder are leased. They vary in size from less than 1,000 square feet to over 108,000 square feet.

Albecca believes that its properties and facilities are adequate for its current needs. Albecca does not anticipate any material difficulty in replacing such facilities or securing new facilities.

ITEM 3.  LEGAL PROCEEDINGS

         Albecca is a party from time to time in actions incidental to its business. Albecca believes that any currently pending proceedings are of a routine nature and will not, individually or in the aggregate, have a material adverse effect upon Albecca.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Not applicable.



ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations." Albecca ends its fiscal year on the last Sunday in August. The information as of and for the fiscal years ended August 27, 1995, August 25, 1996, August 31, 1997, August 30, 1998 and August 29, 1999 is derived from the audited consolidated financial statements. Fiscal year 1997 was a 53-week year. Historical results are not necessarily indicative of the results to be expected in the future and results for interim periods are not necessarily indicative of results for the entire year.

                                                                                       FISCAL YEAR
                                                            -----------------------------------------------------------------
                                                              1995           1996         1997           1998          1999
                                                            ---------     ---------     ---------     ---------     ---------
Statement of Operations Data:                                                     (Dollars in thousands)
Net sales                                                   $ 225,359     $ 300,788     $ 354,058     $ 381,137      $384,183
Cost of sales                                                 128,341       173,964       200,750       217,094       220,565
                                                            ---------     ---------     ---------     ---------      --------
  Gross profit                                                 97,018       126,824       153,308       164,043       163,618
Operating expenses                                             74,547        96,595       117,707       129,820       137,652
Restructuring charges                                              --            --            --         2,262         1,491
                                                            ---------     ---------     ---------     ---------      --------
  Operating income                                             22,471        30,229        35,601        31,961        24,475
Loss on sale of operations in South Africa                         --            --            --            --         4,136
Cost of cancelled initial public equity offering                   --            --            --         1,273            --
Interest income                                                    --            --            --          (116)       (2,254)
Interest expense                                                4,008         6,846         9,722        11,949        26,163
Provision for income taxes                                      2,322         3,679         3,243         4,021         2,204
Minority interest                                                  97           300           146           471           318
Extraordinary gain on retirement of debt, net of tax               --            --            --            --        (1,331)
                                                            ---------     ---------     ---------     ---------      --------
   Net income (loss)                                        $  16,044     $  19,404     $  22,490     $  14,363      $ (4,761)
                                                            =========     =========     =========     =========      ========
OTHER DATA:
Net cash provided by operating activities                   $  19,043     $  30,640     $  22,150     $  17,452      $ 13,645
Net cash used in investing activities                         (31,084)      (38,099)      (22,514)      (35,633)      (10,116)
Net cash provided by (used in) financing
  activities                                                   14,068         8,282         1,504        67,658       (22,857)
Adjusted EBITDA (1)                                            28,174        35,531        42,486        46,404        35,165
Adjusted EBITDA margin                                           12.5%         11.8%         12.0%         12.2%          9.2%
Depreciation and amortization                               $   5,703     $   5,302     $   6,885     $   8,213      $   9,153
Capital expenditures                                            5,291         5,461         7,746         8,378          5,948
CREDIT DATA:
Total interest expense less amortization of bond costs                                                               $  25,779
Ratio of Adjusted EBITDA to net cash interest expense (3)                                                                  1.5x
Ratio of total debt less cash and cash equivalents to
  Adjusted EBITDA                                                                                                          5.8
Ratio of earnings to fixed charges (2) (3)                        5.6           4.5           3.7           2.6            1.0
Pro forma ratio of earnings to fixed charges (4)                                                            1.2
BALANCE SHEET DATA:
Cash and cash equivalents                                   $   3,376     $   4,363     $   5,301     $  54,884      $  35,058
Working capital                                                32,936        39,456        43,302        95,632         75,690
Total assets                                                  122,781       190,168       208,689       305,922        266,558
Total debt                                                     53,969        93,062       108,726       262,769        239,800
Shareholders' equity (deficit)                                 29,106        35,343        37,313       (25,644)       (33,933)


----------

(1) Adjusted EBITDA is defined as operating income plus depreciation, amortization excluding amortization of bond issue costs, restructuring charges and certain infrequent or nonrecurring costs. For purposes of the table above, Adjusted EBITDA presented for the year ended August 29, 1999 excludes restructuring charges of $1,491,000 and infrequent costs of $430,000. Of these charges, $1,055,000 are non-cash items. Infrequent or non-recurring costs of $430,000 include $100,000 of accounts receivable reserves, related to the Greece and New Zealand restructuring plans, that were expensed through operating expenses, $180,000 of inventory reserves related to the New Zealand and Sweden restructuring plans, that were charged to cost of sales, and $150,000 of costs associated with the upgrade of Albecca's information system, including Year 2000 compliance. Amortization of debt issuance cost was $384,000.

(2) Earnings for this computation includes adding back the loss on sale of operations in South Africa of $4,136,000.

(3) Net cash interest expense and fixed charges are net of $2,254,000 of interest income earned during the year.

(4) Fixed charges for purposes of this calculation are adjusted to give effect to the proceeds and related uses of the notes as if the notes had been issued at the beginning of the period presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and Albecca's consolidated financial statements and the related notes thereto which are included elsewhere in this report. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, all references to Albecca's international operations include all of Albecca's operations outside of the U.S. Albecca uses a 52-53 week fiscal year ending on the last Sunday in August. Accordingly, fiscal years 1996, 1997, 1998 and 1999 ended on August 25, 1996, August 31, 1997, August 30, 1998 and August 29, 1999 respectively. Moreover, fiscal 1997 was a 53-week year. When reading Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements, please refer to Cautionary Statement For Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 located in Part I.

OVERVIEW

         Albecca's net sales consist primarily of sales of branded custom framing products to independent retail custom framers and franchise operations. With operations in 17 countries, Albecca's net sales are geographically diversified. U.S. customers accounted for 46.7%, 48.7% and 51.3% of net sales in 1997, 1998 and 1999. Albecca has grown internally as well as through the acquisition of 39 other manufacturers and distributors of custom framing products since 1988. Of these acquisitions, Albecca completed ten in 1996, six in 1997, six in 1998 and one in 1999 and increased its interest in a previous acquisition. Albecca has divested itself of operations in South Africa, Greece and New Zealand and has restructured its operations in U.K., Sweden and the U.S.

         Albecca's cost of sales for manufactured goods consists primarily of the cost of raw materials, which is primarily lumber, direct labor and the overhead associated with the manufacturing processes. Albecca's cost of sales for products purchased for resale primarily consists of the cost of the product and the related freight costs. The cost of Albecca's sampling program, through which it provides moulding samples to retail custom framers, is also included in cost of sales. Costs associated with its sampling program are comprised of the direct materials, labor, overhead and freight associated with the production of samples or the actual cost for the purchase of these samples. The costs of these samples are expensed upon shipment of the samples to the customer. Albecca's operating expenses include the expenses associated with Albecca's customer service, marketing, selling, distribution processes and general and administrative support.

         Albecca has been an S corporation under the Internal Revenue Code since 1987 and Larson-Juhl US LLC and Larson-Juhl International LLC, subsidiaries of Albecca, have been limited liability companies since inception. Therefore, neither has been subject to federal and certain state income taxes. The provision for income taxes that Albecca historically has recorded has been primarily for certain state and foreign income taxes. In connection with the offering of $200 million of 10.75% senior subordinated notes in 1998. Albecca intends to continue to make distributions to its shareholders to pay their income tax obligations as a result of Albecca's status as an S corporation.

         Through June 25, 1998, Albecca and Larson-Juhl International LLC were owned and controlled by the same shareholders. Effective June 26, 1998, the members of Larson-Juhl International LLC contributed their respective equity interests to Albecca whereby Larson-Juhl International LLC became a wholly owned subsidiary of Albecca. The merger of these entities that are under common control has been treated in a manner similar to a pooling-of-interests, and as such, the financial statements have been restated to include the financial statements of Larson-Juhl International LLC for all periods presented.

         During October 1998, the Company acquired all of the outstanding stock of a distributor of custom framing products in Canada and increased its interest in its Italian subsidiary, for aggregate consideration of approximately $3.6 million in cash. Goodwill and other intangible assets of approximately $3.3 million were recorded in connection with the acquisitions. These acquisitions do not have a material pro forma impact on the consolidated financial statements for the year ended August 29, 1999.

         During April 1998, Albecca acquired all of the outstanding stock of a U.S. distributor of custom framing products for approximately $9.9 million in cash. Goodwill and other intangible assets of approximately $8.4 million were recorded in connection with the acquisition.


         During October 1997, Albecca acquired all of the outstanding stock of a distributor of custom framing products for approximately $8.0 million in cash. Goodwill and other intangible assets of approximately $5.5 million were recorded in connection with the acquisition. Albecca also acquired, during October 1997, the outstanding stock of four U.S. and international manufacturers and distributors of custom framing products for aggregate consideration of approximately $11.1 million in cash, resulting in goodwill and other intangible assets of approximately $7.4 million.

         During November 1996, Albecca acquired all of the outstanding stock of an international distributor of custom framing products for approximately $9.6 million in cash. Goodwill and intangible assets of approximately $5.2 million were recorded in connection with this acquisition. Albecca also acquired, during fiscal year 1997, the outstanding stock of five international manufacturers and distributors of custom framing products for aggregate consideration of approximately $8.8 million in cash, resulting in goodwill and other intangible assets of approximately $4.6 million.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

                                                          1997          1998          1999
                                                       -------       -------       -------
Net sales                                                100.0%        100.0%        100.0%
Cost of sales                                             56.7          57.0          57.4
                                                       -------       -------       -------
  Gross profit                                            43.3          43.0          42.6
Operating expenses                                        33.2          34.1          35.8
Restructuring charges                                        -           0.6           0.4
                                                       -------       -------       -------
  Operating income                                        10.1           8.3           6.4
Loss on sale of operations in South Africa                   -             -           1.1
Cost of cancelled initial public equity offering             -           0.3             -
Interest income                                              -             -          (0.6)
Interest expense                                           2.8           3.1           6.8
                                                       -------       -------       -------
Income (loss) before provision for  income tax,
  minority interest, and extraordinary gain                7.3           4.9          (0.9)
Provision for income taxes                                 0.9           1.1           0.6
Minority interest                                            -           0.1           0.1
                                                       -------       -------       -------
Income (loss) before extraordinary gain                    6.4           3.7          (1.6)
Extraordinary gain on retirement of debt, net of tax         -             -           0.3
                                                       -------       -------       -------
    Net income (loss)                                      6.4%          3.7%         (1.3)%
                                                       =======       =======       =======
    Adjusted EBITDA                                       12.0%         12.2%          9.2%
                                                       =======       =======       =======


1999 Compared to 1998

         Net Sales. Net sales were $384.2 million in 1999 compared to $381.1 million in 1998. This increase is primarily the result of internal growth, the impact of one acquisition of a distributor of custom framing products completed in May 1998, and the expansion of Albecca's lines of premium branded products, offset by changes in foreign currency exchange rates, a decrease in sales to framing departments of craft chains, a decrease in second year sales retention, and a sales decline related to the closure of the United Kingdom plastic moulding manufacturing facility. Currency fluctuations in 1999 decreased net sales by $1.3 million, primarily due to a strengthening of the U.S. dollar against the Canadian Dollar and South African Rand, partially offset by a weakening dollar against the French Franc, German Mark, and the Dutch Guilder. U.S. net sales increased 6.2% in 1999 from 1998 and, on a constant currency basis, international net sales decreased 3.7% in the same period. The increase in U.S. net sales primarily resulted from the impact of one of the acquisitions of a distributor of custom framing products completed in May 1998, and an estimated $8.5 million increase in sales to independent custom framing retailers, offset by an estimated $1.7 million decrease in sales to framing departments of craft chains and a decrease in the second year sales retention related to the three acquisitions completed in the beginning of 1998. The decrease in international net sales resulted primarily due to the closure of the United Kingdom plastic moulding manufacturing facility, a one-time sale to a customer in the Netherlands that occurred in the second quarter of 1998 and did not recur in 1999, and the integration of the duplicative Swedish facilities.

         Cost of Sales. Cost of sales were $220.6 million in 1999 compared to $217.1 million in 1998. This increase is primarily a result of increased net sales and the increase in the reserves for slow moving inventory at specific foreign locations. In the U.S., gross profit margin decreased to 45.4% in 1999 from 46.0% in 1998. This decrease was primarily the result of lower gross profit margins on products sold by acquired businesses and a 20.0% increase in the cost of the U.S. sampling program resulting from a continued strong pace of premium moulding line introductions and the expansion of the independent retailer custom framing customer base. International gross profit margin decreased to 39.6% in 1999 from 40.2% in 1998, primarily due to the increase in the reserves of $1.9 million for slow moving inventory in the United Kingdom, Australia, France, and Netherlands recorded in the fourth quarter of 1999, higher product costs in Canada due to the product mix of its 1998 and 1999 acquisitions, and duplicate manufacturing costs related to the facilities in Sweden, offset by improved product mix. The Company is continuing to evaluate its sales and asset management focus to ensure that its investments are strategically aligned with the Company's focus on core products to core customers within core geographic markets, as more fully described in Item 1 of this document. As a result, during 1999, the Company recorded these additional inventory reserves, as described above, to address potentially slow moving and excess inventory that are not part of the Company's overall core business strategy.

         Operating Expenses. Operating expenses were $137.7 million in 1999 compared to $129.8 million in 1998. The increase in operating expenses is primarily the result of the additional operating expenses associated with one of the U.S. acquisitions completed in May 1998, of approximately $3.0 million, and increased operating expenses in the Netherlands and Australia. In the U.S., operating expenses as a percentage of sales increased to 33.3% in 1999 from 32.1% in 1998. This increase was primarily due to increased operating expenses associated with the May 1998 acquisition and the delay in fully integrating this acquisition as well as decreased sales retention from previous acquisitions. International operating expenses as a percentage of net sales increased to 38.5% in 1999 from 35.9% in 1998. This increase in operating expenses as a percentage of sales is primarily due to the decrease in net sales associated with the closure of the United Kingdom manufacturing facility, the integration of the Company's Canadian acquisition and increased operating expenses in the Netherlands and Australia, partially offset by improved operating expenses in Sweden.

         Restructuring Charges. During the fourth quarter of 1999, an additional reserve of $50,000 was recorded for uncollectable accounts receivable related to the 1998 Greece restructuring plan. These amounts have been included in operating expenses in the accompanying consolidated statement of operations for the year ended August 29, 1999. After consultation with the Company's attorneys, this amount was deemed necessary for accounts that were previously estimated to be collectable. In addition, during the second quarter ended February 28, 1999, an additional restructuring charge of $129,000 was recorded primarily for additional post-closure maintenance and other administrative costs associated with the operations in Greece. As of August 29, 1999, one of the original 14 team members remained to sell existing assets and collect existing accounts receivable. The Company estimates that the team member will continue to provide services through February 2000.

         In the third quarter ended May 30, 1999, the Company initiated a restructuring plan related to one of its facilities in Sweden and recorded a charge to operations of $1,100,000. Management made the decision to close this operation in Sweden because the facilities were deemed to be duplicative. This charge included severance costs for 25 team members approximating $275,000, a $700,000 write-down of the owned facility to the estimated realizable value on the future sale of the building, $80,000 for inventory reserves related to inventory outside of the location's core operating focus, and other exit costs, including post-closure maintenance and administration costs of $45,000. The inventory reserve was included in cost of goods sold in the accompanying consolidated statement of operations for the year ended August 29, 1999. As of August 29, 1999, 15 of the original 25 team members remained at the facility to fill open orders, sell remaining assets, collect accounts receivable and prepare the facility for the closure. The facility had been sold prior to the end of the fiscal year, however, physical possession will not be transferred until February 2000. Management anticipates the restructuring plan will be completed prior to May 2000.

         Additionally during the third quarter ended May 30, 1999, the Company initiated a plan to close its operations located in New Zealand, and recorded a charge to operations of $375,000 related to this closure. The plan to close the operation in New Zealand was adopted following a series of under-performing quarters, at which time management determined that the Company's resources, both financial and managerial, could be more effectively invested in operations with a greater potential return. These costs primarily consist of $48,000 in severance costs for 9 team members, $75,000 for the write-down of machinery and equipment to its net realizable value for its future sale, $100,000 of inventory reserves related to product that will not be transferred to other locations within the Company, $50,000 in additional reserves for accounts receivable deemed uncollectable, and $102,000 of other exit costs, including lease terminations, post-closure maintenance and other administrative costs. The reserves for inventory and accounts receivable have been included as components of cost of goods sold and operating expenses, respectively, in the accompanying consolidated statement of operations for the year ended August 29, 1999. As of August 29, 1999, one of the 9 original team members remained to sell existing assets and collect existing accounts receivable. The Company estimates that the team member will continue to provide services through February 2000.

         During the first quarter ended 1999, Albecca incurred additional restructuring charges of $117,000 related to its fiscal 1998 U.S. restructuring plan. These costs were associated with travel costs incurred of approximately $70,000 directly related to the integration of the closed U.S. duplicate facilities into other existing facilities as well as labor and other related costs of approximately $38,000 incurred during the process of relocating property and equipment to other existing facilities and $9,000 relating to other post closure and administrative costs. Albecca paid amounts aggregating approximately $242,000 related to the restructurings, including approximately $108,000 related to travel costs and labor costs incurred in association with the integration of the duplicate facilities, approximately $100,000 associated with severance and other termination benefits paid to team members and approximately $34,000 associated with lease termination fees. As of August 29, 1999, the Company's management is continuing to assess and monitor its plan of the closure of the duplicated facilities and expects to complete the restructuring plan of closure by March 2000. Management anticipates the restructuring plan will be completed prior to February 2000.

         With respect to the closure of Albecca's plastic moulding manufacturing operations in the United Kingdom, as of August 29, 1999, all 59 team members had been terminated. The owned facility had been sold, however, the leased facility had not yet been subleased. All material events associated with the restructuring plan have been completed.

         Albecca expects any remaining components of its fiscal 1998 and 1999 restructuring plans to be completed by the end of fiscal year 2000.

         Albecca believes that the fiscal 1998 and 1999 restructuring plans will not have a material impact on the future operations, financial condition or liquidity of the Company.

         Sale of Operations in South Africa. In July 1999, Albecca sold its investment in its operations in South Africa for cash of $164,000 and a non-interest bearing note of $493,000 due in three annual equal payments concluding in fiscal 2002. Management determined that its resources, both financial and managerial, would be more effectively invested in operations with a greater potential return. The loss on the sale of the operations in South Africa was approximately $4,136,000. The eleven-month sales revenue and operating income for fiscal 1999 related to the South Africa operations were approximately $8,758,000 and $401,000, respectively. In the opinion of management, the sale of the South African operations will not have a material impact to the future operations or financial position of the Company.

         Interest Income. Interest income was $2.3 million in 1999 compared to $.1 million in 1998. This interest income resulted from the investment of cash remaining from the Company's senior subordinated debt placement.

         Interest Expense. Interest expense was $26.2 million in 1999 compared to $11.9 million in 1998. The increase in interest expense is primarily due to an increase in debt and the amortization of deferred financing costs associated with the Company's senior subordinated debt placement.

         Extraordinary Gain on Extinguishment of Debt. During the year, Albecca retired $11.3 million of its senior subordinated notes. The retirement resulted in an extraordinary gain of $1.3 million, net of applicable state taxes of $70,000.

         Adjusted EBITDA. Adjusted EBITDA is defined as operating income plus depreciation, amortization excluding amortization of bond issue costs, restructuring charges and certain infrequent costs. For the reasons set forth above, adjusted EBITDA was $35.2 million in 1999 compared to $46.4 million in 1998. Adjusted EBITDA for the year ended August 29, 1999 excludes restructuring charges of $1.5 million and infrequent and non-recurring costs of $.43 million. Adjusted EBITDA for the year ended August 30, 1998 excludes restructuring charges of $2.3 million and infrequent and non-recurring costs of $5.2 million.

1998 Compared to 1997

         Net Sales. Net sales were $381.1 million in 1998 compared to $354.1 million in 1997. This increase is primarily a result of internal growth, the acquisition of six manufacturers and distributors of custom framing products in 1998, the impact of the six acquisitions completed during 1997 and the expansion of Albecca's lines of premium branded products, partially offset by changes in currency. Currency fluctuations in 1998 reduced net sales by $8.7 million, primarily due to a strengthening of the U.S. dollar against the German Mark, Dutch Guilder, Australian dollar and Canadian dollar. U.S. net sales increased 12.2% in 1998 from 1997 and, on a constant currency basis, international net sales increased 8.7% in the same period. The increase in U.S. net sales primarily resulted from the acquisition of four distributors of custom framing products and an estimated $10.0 million increase in sales to independent custom framing retailers, offset by an estimated $8.5 million decrease in sales to framing departments of craft chains. The increase in international net sales resulted primarily from the acquisition of two manufacturers and distributors of custom framing products in 1998 and the impact of the six international acquisitions completed during 1997.

         Cost of Sales. Cost of sales was $217.1 million in 1998 compared to $200.8 million in 1997, primarily as a result of increased net sales. In the U.S., gross profit margin decreased to 46.0% in 1998 from 46.7% in 1997. This decrease was primarily the result of lower gross profit margins on products sold by acquired businesses. This decrease was partially offset by an improvement in the product mix sold and a 7.5% increase in the cost the U.S. sampling program resulting from an increased pace of premium moulding line introductions and the expansion of the independent retailer customer base. International gross profit margin decreased to 40.2% in 1998 from 40.3% in 1997 primarily due to the lower margin product mix of recent international acquisitions.

         Operating Expenses. Operating expenses were $129.8 million in 1998 compared to $117.7 million in 1997. The increase in operating expenses is primarily attributable to the acquisition of six manufacturers and distributors of custom framing products during 1998, representing an estimated $12.0 million, and operating expenses for the six acquisitions completed during 1997. In the U.S., operating expenses as a percentage of net sales increased to 32.1% in 1998 from 31.9% in 1997. This increase was primarily due to an estimated $1.0 million increase in spending for marketing programs, including the consumer advertising program, as well as $2.1 million of infrequent costs associated with the integration of four acquired distributors of custom framing products and with upgrading Albecca's information systems, including Year 2000 compliance, offset by improved efficiencies throughout Albecca's U.S. distribution network. International operating expenses as a percentage of net sales increased to 35.9% in 1998 from 34.4% in 1997, primarily due to the acquisition of two manufacturers and distributors of custom framing products which had higher operating expenses as a percentage of net sales, as well as $1.4 million in infrequent costs primarily related to the integration of existing and acquired facilities.

         Restructuring Charges. In June 1998, Albecca initiated a plan to close its plastic moulding manufacturing operations located in the United Kingdom and recorded a charge to operations of approximately $1.8 million. The plan to close the operations was adopted as it was not able to achieve acceptable operating results; therefore, Albecca made a decision to focus its energies and resources, both financial and managerial, on the more profitable custom picture framing market. This charge included $45,000 for the write-down of one of its facilities, which is owned, to estimated realizable value from the future sale of the building, $230,000 related to severance and other termination benefits for 59 team members terminated in connection with this plan, $465,000 of lease termination and exit costs, and $730,000 for the write-off of non-current assets. The $465,000 of lease termination and exit costs represents Albecca's estimated future obligations under the existing lease commitments of its closed leased facility net of estimated recoverable costs through subleasing. The write-off of non-current assets is related primarily to machinery and equipment used in the manufacturing of plastic moulding which was dismantled and will not be sold nor used by Albecca due to direct competitive pressures of plastic moulding on traditional moulding lines in the United Kingdom. This charge also included additional reserves for uncollectable accounts receivable of $330,000 which have been included in operating expenses in the accompanying consolidated statement of operations for the year ended August 30, 1998. In the opinion of management, these additional reserves for uncollectable accounts receivable are a direct result of its decision to close down these operations and its communication of the closure, since, with the closure, Albecca forfeited the collection leverage inherent in the customers need for future products from Albecca. The determination of the uncollectable accounts receivable was based on a customer by customer review by management after communicating its closure decision to each of these customers.

         During the fourth quarter of 1998, Albecca initiated a plan to close its sole distribution facility in Greece and recorded a charge to operations of approximately $694,000. Management elected to close the operations in Greece following a series of under performing quarters versus the other European operations at which time management determined that Albecca's resources, both financial and managerial, would be more effectively invested in operations with a greater potential return. This charge included severance costs for 14 team members aggregating $79,000, write-off of goodwill of $333,000, additional reserves for uncollectable accounts receivable of $178,000 and other exit costs of approximately $104,000, including post-closing maintenance costs, lease disposal costs, and legal fees directly related to the closure of the Greek operations. The charge related to the additional reserves for uncollectable accounts receivable has been included in operating expenses in the accompanying consolidated statement of operations for the year ended August 30, 1998. In the opinion of management, these additional reserves for uncollectable accounts receivable are a direct result of its decision to close down these operations (and its communication of the closure) since, with the closure, Albecca forfeited the collection leverage inherent in the customers need for future products from Albecca. In consultation with its attorneys, Albecca determined in many cases that the cost of collection would significantly exceed any expected return. This situation was one of the material factors in Albecca's determination to close the business and was supported by a specific analysis of each customer prior to and following the disclosure of the closing.

         Additionally, during the fourth quarter of 1998, Albecca initiated a plan to close two duplicate facilities in the U.S., and recorded a charge to operations of approximately $276,000 related to these closures, primarily consisting of $234,000 for severance and other termination benefits of 17 team members. These were existing facilities operated by Albecca, but as a result of recent acquisitions in their geographic areas the facilities were deemed to be duplicative and management made the decision for closure.

         Excluding non-cash charges consisting of a $333,000 write-down of goodwill and a $775,000 write-down of the owned building and fixed assets, which were recorded directly against the related assets, $258,000 was paid during the fourth quarter of 1998, composed of $216,000 in severance and other termination benefits and $42,000 in travel, post-closing maintenance, and relocation costs of property and equipment directly associated with the restructuring plan.

         Costs of Cancelled Initial Public Equity Offering. In July 1998, Albecca cancelled a planned initial public equity offering of its common stock. As a result of the decision not to complete the offering, Albecca wrote off the associated expenses incurred of approximately $1.3 million which included costs related to SEC filing fees, accounting and legal fees, and printing costs directly attributable to the cancelled initial public equity offering.

         Interest Expense. Interest expense was $11.9 million in 1998 compared to $9.7 million in 1997. The increase in interest expense is primarily due to $28.1 million of additional indebtedness incurred in connection with the acquisition of six manufacturers and distributors of custom framing products during 1998.

         Adjusted EBITDA. For the reasons set forth above, Adjusted EBITDA was $46.4 million in 1998 compared to $42.5 million in 1997. Adjusted EBITDA for the year ended August 30, 1998 excludes restructuring charges of $2.3 million and infrequent costs of $5.2 million.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $22.2 million, $17.5 million and $13.6 million in 1997, 1998, and 1999, respectively. Albecca's primary cash requirements have been to fund working capital, pay principal and interest on outstanding indebtedness, fund capital expenditures, acquisitions, and distributions to Albecca's shareholders to pay income taxes as a result of its status as an S corporation. Albecca has generally used internally generated funds and amounts available under its bank credit facilities as its primary sources of liquidity. Net cash used in investing activities is primarily used for the acquisition of manufacturers and distributors of custom framing products. Albecca invested $18.4 million for acquisitions in 1997, $28.1 million for acquisitions in 1998 and $3.6 million for acquisitions in 1999.

         Capital expenditures, excluding acquisition costs, were $7.7 million, $8.4 million and $5.9 million in 1997, 1998, and 1999, respectively. Albecca's historical capital expenditures have been primarily used to expand its distribution network, enhance management information systems and improve manufacturing efficiencies.

         At August 29, 1999, Albecca had outstanding indebtedness of approximately $239.8 million, consisting of $188.8 million in principal amount of the senior subordinated notes and $51.0 million of other indebtedness. Albecca's primary sources of liquidity will be cash flow from operations and its available cash and cash equivalents of $35.1 million.

         Albecca's ability to make scheduled payments of the principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness, including the notes, or to fund planned capital or other expenditures will depend on its future financial or operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash and cash equivalents will be adequate to meet Albecca's anticipated future requirements for working capital, scheduled payments of principal and interest on its indebtedness, including the notes, capital expenditures, and acquisitions, through the next twelve months. There can be no assurance that Albecca's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable Albecca to service its indebtedness, including the notes, or to make anticipated capital and other expenditures.

         In connection with Albecca's issuance of senior subordinated notes in 1998, a distribution of $60.0 million was made to Albecca's shareholders representing previously undistributed, estimated S Corporation earnings accumulated through July 31, 1998. The proceeds from these notes were used, among other things, to fund a portion of this distribution. The notes contain certain covenants that limit, among other things, the ability of Albecca and its subsidiaries to pay dividends and/or distributions to its shareholders.

         Albecca's foreign subsidiaries have outstanding indebtedness under various foreign credit facilities, term notes and purchase money financing obligations, which had an aggregate outstanding balance of $48.4 million as of August 29, 1999. Indebtedness of the foreign subsidiaries is effectively senior to the senior subordinated notes and the guarantees thereof given by the US subsidiaries.

         The largest of Albecca's foreign credit facilities is the $7.5 million credit facility entered into by Larson-Juhl Canada Ltd. to fund its Canadian operations. Borrowings under the Canadian facility bear interest at rates ranging from LIBOR plus 0.75% to the Canadian prime rate and become due in August 2000. The Canadian facility is secured by all of the assets of L-J Canada. The Canadian facility is subject to certain customary financial and other covenants, including without limitation:

         (1) financial reporting;

         (2) funded indebtedness to total capitalization ratios;

         (3) leverage ratio;

         (4) tangible net worth; and


         (5) limitations on indebtedness, contingent obligations, liens, loans, repayments of intercompany indebtedness, dividends, advances, investments, acquisitions, mergers and sale of assets.

         As of August 30, 1998 and August 29, 1999, approximately $0.3 million and $1.7 million was outstanding under the Canadian facility, respectively.

         Albecca's other foreign revolving credit facilities and term notes include a series of credit facilities used to finance working capital needs and acquisitions in the respective countries in which Albecca operates. These facilities range in size from less than $100,000 to $3.4 million. The indebtedness under these facilities generally bears interest at rates ranging from 3.3% to 10.4% per annum, as of August 29, 1999, and matures on various dates ranging through September 2021. Certain of these facilities are secured by assets of the respective borrowers, including accounts receivable, inventory, property or capital stock, and are generally subject to certain customary financial and other covenants, including limitations on repayment of intercompany indebtedness and payment of dividends.

         Total foreign revolving facilities provide Albecca with additional borrowings of up to $16.1 million as of August 29, 1999.

         As of August 29, 1999, Albecca did not have a bank credit facility in place to fund its U.S. operations, nor had it entered into any agreements, commitments, discussions or understandings with respect to such a credit facility.

         The indenture, under which the senior subordinated notes were issued, permits Albecca and the subsidiary guarantors to incur additional indebtedness, including senior debt, subject to certain limitations.

         Albecca from time to time reviews and will continue to review acquisition opportunities as well as changes in the capital markets. If Albecca were to consummate a significant acquisition or elect to take advantage of favorable opportunities in the capital markets, Albecca may supplement availability or revise the terms under its credit facilities or undertake public or private offerings of equity or debt securities. At present, Albecca has not entered into any agreements, commitments or understandings with respect to such a credit facility. Moreover, there can be no assurances that Albecca will be able to obtain such financing in the amounts or at the times such financing may be required, or that, if obtained, any such financing would be on acceptable terms.

YEAR 2000 COMPLIANCE

         Albecca has initiated a program to assess the impact of Year 2000 compliance on its information technology systems and its non-information technology systems and has formulated a plan to address business disruption associated with potential date processing problems.

         Through its assessments, Albecca has identified potential Year 2000 issues in its IT systems, both hardware and software and in its non-IT systems. Albecca is in the process of addressing these deficiencies through upgrades, replacements, specific enhancements and other corrective measures. Albecca expects to complete remediation of its material IT systems no later than December 1999. In connection with its non-IT systems, which are building security, heating, ventilation and air conditioning, and other equipment with date sensitive operating controls, Albecca is in the process of identifying those items that may require replacement or upgrading. Albecca expects to complete testing and correcting the date sensitive non-IT systems by December 1999.

         Albecca has initiated inquires of third parties, such as customers, vendors and lessors with whom Albecca has significant business relationships, to assess their state of addressing Year 2000 issues that will materially and adversely impact Albecca. Albecca has requested that significant business relationships respond in writing to Albecca's Year 2000 compliance inquiries that they will be Year 2000 compliant by the end of 1999. Albecca plans to continue to assess its significant third party business relationships' efforts in addressing Year 2000 issues through other techniques as it deems appropriate. Despite Albecca's efforts, there can be no guarantee that the systems of other companies, which Albecca relies upon to conduct its business, will be Year 2000 compliant. Currently Albecca is not using any independent verification or valuation processes, and Albecca currently believes that will not become necessary.

         Albecca estimates that it will incur expenses of approximately $1.2 million in conjunction with the Year 2000 compliance project. As of August 29, 1999, Albecca has spent approximately $1.1 million in connection with this project. The majority of these expenditures have been and will be expensed as incurred.

         The estimated dates of completion and costs of the Year 2000 initiatives are based on management's best estimate. However, there can be no guarantees that these estimates will be achieved, and actual results could differ materially from those plans.

         Albecca believes that its most reasonably likely worst case Year 2000 scenario would be a failure by a significant third party in supplying Albecca products and services it needs to conduct its day-to-day operations. This risk is not limited to its vendors but also includes, without limitation, utilities or other general service providers or government entities. Albecca is focusing its remedial efforts on those factors which it can reasonably be expected to have influence upon. The extent of lost revenue as a result of such scenarios cannot be estimated at this time.

         Albecca has not yet completed its planning and preparation to handle the most likely worst case scenarios described above. Albecca intends to develop contingency plans for these scenarios by December 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131, which supersedes SFAS Nos. 14, 18, 24, and 30, establishes new standards for segment reporting, using the "management approach," in which reportable segments are based on the same criteria on which management desegregates a business for making operating decisions and assessing performance. The Company has adopted SFAS No. 131 for its 1999 fiscal year, which did not have a material impact on its consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133." This statement defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company estimates that the adoption of SFAS No. 133 and SFAS No. 137 will not have a material impact on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EXCHANGE RATES

         Albecca is affected by the movement of currencies in the 17 countries in which it operates. Albecca's results of operations and financial condition may be adversely affected by fluctuations in foreign currencies and by translations of the financial statements of Albecca's international operations from local currencies into U.S. dollars. Albecca addresses this exposure by financing most funding needs in the applicable foreign currencies. In addition, the exposure is further mitigated by each of the international operations transacting business primarily in its local currency.

         The Company does hold some forward foreign currency contracts. These contracts are primarily in place at the Company's United Kingdom operations and are used as a hedge against currency risks associated with inventory purchases and not for trading or speculative purposes. The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates. As of August 29, 1999 a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $464,000. Gains and losses on the foreign currency exchange are defined as the difference between the above contract rate at its inception date and the current exchange rate. However, any such gains and losses would generally be offset by corresponding losses and gains, respectively on the related hedged asset or liability.

INTEREST RATES

         The Company is exposed to market risk from changes in interest rates. The Company's primary interest rate risk relates to its long-term debt obligations. At August 29, 1999, the Company had total long-term debt obligations including the current portion of those obligations, of $239,800,000. Of that amount, $230,299,000 was in fixed rate obligations and $9,501,000 was in variable rate obligations. Based on the Company's market risk sensitive instruments (its variable rate debt) outstanding at August 29, 1999, the Company has determined that there was no material market risk exposure to the Company's financial position, results of operations, or cash flows as of such date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  ALBECCA INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Financial Statements:

    Report of Independent Public Accountants - Arthur Andersen LLP                                 F-2

    Report of the Auditors - BDO CampsObers                                                        F-3

    Consolidated Balance Sheets as of August 30, 1998 and August 29, 1999                          F-4

    Consolidated Statement of Operations for each of the three years ended August 31, 1997,
      August 30, 1998 and August 29, 1999                                                          F-5

    Consolidated Statements of Shareholders' Equity (Deficit) for each of the three years ended
      August 31, 1997, August 30, 1998 and August 29, 1999                                         F-6

    Consolidated Statement of Cash Flows for each of the three years ended August 31, 1997,
      August 30, 1998 and August 29, 1999                                                          F-7

    Notes to Consolidated Financial Statements                                                     F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Albecca Inc.:


         We have audited the accompanying consolidated balance sheets of Albecca Inc. (a Georgia corporation) and subsidiaries as of August 29, 1999, and August 30, 1998, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended August 29, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Larson-Juhl Netherlands B.V. and subsidiaries, which statements reflect total assets of 6% at August 29, 1999 and August 30, 1998, and total revenues of 5%, 5%, and 6% for each of the three years in the period ended August 29, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of other auditors.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audits also included examining, on a test basis, evidence supporting the translation of Larson-Juhl Netherlands B.V.'s financial statements from Dutch guilders to U.S. dollars and from Part 9, Book 2 of the Dutch Civil Code to generally accepted accounting principles. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Albecca Inc., and subsidiaries as of August 29, 1999, and August 30, 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 29, 1999, in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
November 10, 1999

LARSON-JUHL NETHERLANDS B.V.

AUDITORS' REPORT

To the shareholders of Larson-Juhl Netherlands B.V.:

         We have audited the financial statements of Larson-Juhl Netherlands B.V. at Barneveld, The Netherlands for the three years ended August 29,1999.

         The company's management is responsible for the preparation of these financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

         We conducted our audit in accordance with the auditing standards generally accepted in The Netherlands. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion the financial statements for the period September 1, 1998 up to and including August 29, 1999 and including those for the fiscal year 1997 (for the period August 26, 1996 up to and including August 31, 1997) and the fiscal year 1998 (for the period September 1, 1997 up to and including August 30, 1998) as previously audited by us give a true and fair view of the financial position of the company as at August 29, 1999 and August 30, 1998 and the results of its operations and cash flow for the three years ended August 29, 1999 and have been properly prepared in accordance with accounting principles generally accepted in The Netherlands and comply with the financial reporting requirements included in Part 9, Book 2 of the Dutch Civil Code.

Amhem, October 14, 1999

BDO CampsObers
Registeraccountants

/s/ BDO CampsObers
Arnhem, The Netherlands

                                  ALBECCA INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                      AUGUST 30,       AUGUST 29,
                                                                         1998             1999
                                                                      ----------       ----------
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $  54,884       $  35,058
  Accounts receivable, less allowances for doubtful accounts of
   $5,859 and $5,190 at August 30, 1998 and August 29, 1999               50,785          47,298
Inventories                                                               75,819          67,620
Other current assets                                                       5,406           5,057
                                                                       ---------       ---------
  Total current assets                                                   186,894         155,033
PROPERTY, PLANT AND EQUIPMENT, net                                        61,758          53,485
OTHER LONG-TERM ASSETS                                                    57,270          58,040
                                                                       ---------       ---------
                                                                       $ 305,922       $ 266,558
                                                                       =========       =========

               LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current maturities of long-term debt                                 $  35,205       $  26,589
  Accounts payable                                                        28,165          26,423
  Accrued liabilities                                                     27,992          26,331
                                                                       ---------       ---------
    Total current liabilities                                             91,362          79,343
                                                                       ---------       ---------
LONG-TERM DEBT, less current maturities (Note 4)                         227,564         213,211
                                                                       ---------       ---------
OTHER LONG-TERM LIABILITIES                                               12,640           7,937
                                                                       ---------       ---------

SHAREHOLDERS' DEFICIT (Notes 1 and 6)
  Preferred stock, $.01 par value; 50,000,000 shares authorized and no shares issued and outstanding at August 30, 1998
   and August 29, 1999                                                        --              --
Class A common stock, $0.01 par value; 250,000,000 shares
  authorized, 374,000 shares issued and outstanding at August 30,
  1998 and August 29, 1999                                                     4               4
Class B common stock, $0.01 par value; 100,000,000 shares
  authorized, 16,626,000 shares issued and outstanding at August
  30, 1998 and August  29, 1999                                              166             166
Additional paid-in capital                                                 7,326           7,326
Accumulated deficit                                                      (24,029)        (33,098)
Cumulative foreign currency translation adjustment                        (9,111)         (8,331)
                                                                       ---------       ---------
  Total shareholders' deficit                                            (25,644)        (33,933)
                                                                       ---------       ---------
                                                                       $ 305,922       $ 266,558
                                                                       =========       =========


       The accompanying notes are an integral part of these consolidated financial statements.

                                  ALBECCA INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                          FOR THE YEARS ENDED
                                                               --------------------------------------
                                                               AUGUST 31,    AUGUST 30,    AUGUST 29,
                                                                 1997          1998          1999
                                                               ----------    ----------    ----------
Net sales                                                       $ 354,058     $ 381,137     $ 384,183
Cost of sales                                                     200,750       217,094       220,565
                                                                ---------     ---------     ---------
  Gross profit                                                    153,308       164,043       163,618
Operating expenses                                                117,707       129,820       137,652
Restructuring charges (Note 12)                                         -         2,262         1,491
                                                                ---------     ---------     ---------
Operating income                                                   35,601        31,961        24,475
Loss on sale of operations in South Africa (Note 12)                    -             -         4,136
Costs of cancelled initial public equity offering (Note 12)             -         1,273             -
Interest income                                                         -          (116)       (2,254)
Interest expense                                                    9,722        11,949        26,163
                                                                ---------     ---------     ---------
  Income (loss) before provision for income taxes,
    minority interest and extraordinary gain                       25,879        18,855        (3,570)
Provision for income taxes                                          3,243         4,021         2,204
Minority interest                                                     146           471           318
                                                                ---------     ---------     ---------
Income (loss) before extraordinary gain                            22,490        14,363        (6,092)
Extraordinary gain on retirement of debt, net of tax (Note 4)           -             -         1,331
                                                                ---------     ---------     ---------
Net income (loss)                                               $  22,490     $  14,363     $  (4,761)
                                                                =========     =========     =========

       The accompanying notes are an integral part of these consolidated financial statements.

                                  ALBECCA INC.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                          Class A            Class B
                                                 Common Stock            Common Stock             Stock
                                            Shares         Amount       Shares    Amount      Shares
                                         ------------      ------     --------   --------   ------------
BALANCE, August 25, 1996                  17,000,000       $ 170            --      $-      $        --
  Capital contributions                           --          --            --       -               --
  Net income                                      --          --            --       -               --
  Distributions to shareholders                   --          --            --       -               --
  Currency translation adjustment                 --          --            --       -               --
                                         -----------       -----       -------      --      -----------
BALANCE, August 31, 1997                  17,000,000         170            --       -               --
  Compensation related to non-
   qualified stock options (Note 6)               --          --            --       -               --
  Conversion of common stock
   for Class A and Class B
   common stock                          (17,000,000)       (170)      374,000       4       16,626,000
  Capital contributions (Note 11)                 --          --            --       -               --
  Net income                                      --          --            --       -               --
  Distributions to shareholders                   --          --            --       -               --
  Currency translation adjustment                 --          --            --       -               --
                                         -----------       -----       -------      --      -----------
BALANCE, August 30, 1998                          --          --       374,000       4       16,626,000
  Net loss                                        --          --            --       -               --
  Distributions to shareholders                   --          --            --       -               --
  Currency translation adjustment                 --          --            --       -               --
                                         -----------       -----       -------      --      -----------
BALANCE August 29, 1999                           --       $  --       374,000      $4       16,626,000
                                         ===========       =====       =======      ==      ===========



                                                                            Cumulative
                                                                             Foreign
                                       Common    Additional   Accumulated    Currency
                                                  Paid-In       Earnings    Translation
                                        Amount     Capital      (Deficit)    Adjustment         Total
                                       -------  -----------   ------------ ------------       ---------
BALANCE, August 25, 1996                   --         $566      $ 36,002      $  (1,395)      $ 35,343
  Capital contributions                    --           16            --             --             16
  Net income                               --           --        22,490             --         22,490
  Distributions to shareholders            --           --       (16,084)            --        (16,084)
  Currency translation adjustment          --           --            --         (4,452)        (4,452)
                                         ----      -------      --------       --------       --------
BALANCE, August 31, 1997                   --          582        42,408         (5,847)        37,313
  Compensation related to non-
   qualified stock options (Note 6)        --          244            --             --            244
  Conversion of common stock
   for Class A and Class B
   common stock                           166           --            --             --             --
  Capital contributions (Note 11)          --        6,500            --             --          6,500
  Net income                               --           --        14,363             --         14,363
  Distributions to shareholders            --           --       (80,800)            --        (80,800)
  Currency translation adjustment          --           --            --         (3,264)        (3,264)
                                         ----      -------      --------       --------       --------
BALANCE, August 30, 1998                  166        7,326       (24,029)        (9,111)       (25,644)
  Net loss                                 --           --        (4,761)            --         (4,761)
  Distributions to shareholders            --           --        (4,308)            --         (4,308)
  Currency translation adjustment          --           --            --            780            780
                                         ----      -------      --------       --------       --------
BALANCE August 29, 1999                  $166      $ 7,326      $(33,098)      $ (8,331)      $(33,933)
                                         ====      =======      ========       ========       ========




       The accompanying notes are an integral part of these consolidated financial statements.

                                  ALBECCA INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                  FOR THE YEARS ENDED
                                                                       -----------------------------------------
                                                                       AUGUST 31,      AUGUST 30,      AUGUST 29,
                                                                          1997            1998            1999
                                                                       ----------      ----------      ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $ 22,490       $  14,363       $ (4,761)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Minority interest                                                         146             471            318
    Depreciation and amortization                                           6,885           8,213          9,153
    Compensation related to nonqualified stock options                         --             244             --
    Loss on disposal of property, plant and equipment                         393              32          1,205
    Loss on sale of operations in South Africa (Note 12)                       --              --          4,136
    Extraordinary gain on retirement of debt (Note 4)                          --              --         (1,331)
    Changes in operating assets and liabilities:
      Accounts receivable                                                   1,227           2,088          1,171
      Inventories                                                          (1,218)            348          3,405
      Other current assets                                                   (337)            748          1,502
      Accounts payable                                                     (1,909)         (2,436)           165
      Accrued liabilities                                                  (2,846)         (4,226)           890
      Other                                                                (2,681)         (2,393)        (2,208)
                                                                         --------       ---------       --------
        Net cash provided by operating activities                          22,150          17,452         13,645
                                                                         --------       ---------       --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                               (7,746)         (8,378)        (5,948)
  Acquisitions of businesses                                              (18,408)        (28,065)        (3,594)
  Proceeds from sales of property, plant and equipment                      3,455             509          2,430
  Proceeds from sale of operations in South Africa                             --              --            164
  Changes in other long-term assets                                           185             301         (3,168)
                                                                         --------       ---------       --------
        Net cash used in investing activities                             (22,514)        (35,633)       (10,116)
                                                                         --------       ---------       --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of senior subordinated notes, net of debt issue costs               --         193,241             --
  Payments for additional debt issue costs                                     --              --           (516)
  Proceeds from revolving credit facilities                                68,249         109,861         24,524
  Repayments of revolving credit facilities                               (52,951)       (134,707)       (26,339)
  Proceeds from long-term debt                                             11,171          15,676         15,658
  Repayments of long-term debt                                             (8,897)        (42,113)       (31,876)
  Capital contribution                                                         16              --             --
  Repayments of notes payable to shareholders                                  --          (4,000)            --
  Distributions to shareholders                                           (16,084)        (70,300)        (4,308)
                                                                         --------       ---------       --------
        Net cash provided by (used in) financing activities                 1,504          67,658        (22,857)
                                                                         --------       ---------       --------
EFFECT OF EXCHANGE RATE ON CASH                                              (202)            106           (498)
                                                                         --------       ---------       --------
NET INCREASE (DECREASE) IN CASH                                               938          49,583        (19,826)
CASH and cash equivalents, beginning of period                              4,363           5,301         54,884
                                                                         --------       ---------       --------
CASH and cash equivalents, end of period                                 $  5,301       $  54,884       $ 35,058
                                                                         ========       =========       ========
SUPPLEMENTAL INFORMATION:
  Interest paid                                                          $  9,282       $  10,983       $ 26,552
                                                                         ========       =========       ========
  Income taxes paid                                                      $  3,858       $   3,520       $  2,036
                                                                         ========       =========       ========
  Details of acquisitions (Note 2):
    Fair value of assets acquired                                        $(35,611)      $ (46,995)      $ (4,599)
    Liabilities assumed                                                    17,149          18,029            946
                                                                         --------       ---------       --------
    Cash paid                                                             (18,462)        (28,966)        (3,653)
    Less cash acquired                                                         54             901             59
                                                                         --------       ---------       --------
        Net cash paid for acquisitions                                   $(18,408)      $ (28,065)      $ (3,594)
                                                                         ========       =========       ========
NON-CASH FINANCING ACTIVITIES:
  Issuance of notes payable for shareholder distributions (Note 11)      $     --       $  10,500       $     --
                                                                         ========       =========       ========
  Capital contribution of shareholder notes payable (Note 11)            $     --       $   6,500       $     --
                                                                         ========       =========       ========
  Note receivable from sale of operations in South Africa (Note 12)      $     --       $      --       $    393
                                                                         ========       =========       ========



       The accompanying notes are an integral part of these consolidated financial statements.

                                  ALBECCA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Albecca Inc. (the "Company" or "Albecca," formerly Larson-Juhl Inc.) primarily does business under the Larson-Juhl name. The Company designs, manufactures and distributes a complete line of branded custom framing products. The Company operates in 17 countries, primarily in North America and Europe.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Albecca and its subsidiaries. All significant intercompany transactions are eliminated. Minority interest represents minority shareholders' interests in certain majority-owned subsidiaries.

COMBINATION AND REORGANIZATION

         Through June 25, 1998, Albecca and Larson-Juhl International LLC were owned and controlled by the same shareholders. Effective June 26, 1998, the members of Larson-Juhl International LLC contributed their respective equity interests to Albecca, whereby Larson-Juhl International LLC became a wholly owned subsidiary of the Company. The combination has been treated in a manner similar to a pooling-of-interests, and as such, the accompanying financial statements have been restated to include the financial statements of Larson-Juhl International LLC for all periods presented.

FISCAL PERIOD

         The Company ends its fiscal year on the last Sunday in August. The Company's fiscal years ended August 30, 1998 and August 29, 1999 were 52-week years. The fiscal year ended August 31, 1997 was a 53-week year.

USE OF ESTIMATES

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

         The Company considers all investments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

         Inventories consist primarily of finished goods and are stated at the lower of cost or market. Cost is determined by using the last-in, first-out method for inventories within the United States (approximately 32.2% and 39.2% of total inventories at August 30, 1998 and August 29, 1999, respectively) and the first-in, first-out method for inventories within foreign countries. Additionally, cost includes material, direct and indirect labor and capitalizable overhead. If the first-in, first-out method of valuing inventories had been used exclusively, inventories of the Company would have been $3,169,000 and $3,516,000 higher at August 30, 1998 and August 29, 1999, respectively.

         Inventories consist of the following (in thousands):

                                   AUGUST 30,        AUGUST 29,
                                     1998               1999
                                 -------------      -----------

               Raw materials     $      17,019      $    12,435
               Work in process           2,774            2,276
               Finished goods           56,026           52,909
                                 -------------      -----------
                                 $      75,819      $    67,620
                                 =============      ===========

                                  ALBECCA INC.

PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets (buildings -- 15-35 years, machinery and equipment -- 7-15 years, and furniture and fixtures -- 3-7 years) using primarily the straight-line method.

         Property, plant, and equipment consist of the following (in thousands):

                                                   AUGUST 30,            AUGUST 29,
                                                     1998                  1999
                                                  -----------           -----------

                Land and buildings                $    39,743           $    37,848
                Machinery and equipment                33,586                30,637
                Furniture and fixtures                  9,581                 9,912
                                                  -----------           -----------
                                                       82,910                78,397
                Less accumulated depreciation          21,152                24,912
                                                  -----------           -----------
                                                  $    61,758           $    53,485
                                                  ===========           ===========

         Depreciation expense included in the accompanying consolidated statements of operations for the years ended August 31, 1997, August 30, 1998 and August 29, 1999 was approximately $5,900,000, $6,762,000, and $6,637,000 respectively.

OTHER LONG-TERM ASSETS

         Goodwill is amortized over 40 years using the straight-line method. Trademarks, trade names, customer lists, and other intangible assets are stated at cost, less accumulated amortization, and are amortized over 10 to 15 years using the straight-line method. Bond issuance costs are amortized over the life of the senior subordinated notes (10 years) using the effective interest method.

         The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

         It is the Company's policy to amortize goodwill and other intangible assets over future periods estimated to be benefited based on relevant factors. The Company reviews all known factors in evaluating the period of goodwill amortization. Such factors include the nature of the industry in which the Company and its acquisitions operate (i.e. a mature industry with relatively high barriers to entry), the dominant market position of the acquired businesses, the competitive advantages of the existing distribution networks and manufacturing processes of the acquired businesses, the existence of strategic and loyal customer and/or supplier bases, and a solid reputation of the acquired businesses for the delivery and/or manufacturing of quality products.

         During fiscal year 1999, the Company retired $11,250,000 of its 10.75% senior subordinated notes (Note 4). The repurchase resulted in a reduction of $406,000 of the related capitalized bond issuance costs.

         The Company recorded an impairment charge of $333,000 related to goodwill associated with its Greek operations during fiscal year 1998 as a direct result of its decision to close its operations in Greece (Note 12).

                                  ALBECCA INC.

         Other long-term assets consist of the following (in thousands):

                                                                 AUGUST 30,     AUGUST 29,
                                                                   1998           1999
                                                                -----------    -----------

                Goodwill                                        $    44,056    $    46,513
                Trademarks, tradenames and customer lists             6,065          4,547
                Bond issuance costs                                   6,759          6,870
                Other                                                 3,862          6,098
                                                                -----------    -----------
                                                                     60,742         64,028
                Less accumulated amortization                         3,472          5,988
                                                                -----------    -----------
                                                                $    57,270    $    58,040
                                                                ===========    ===========

INCOME TAXES

         Albecca is an S corporation and several of its subsidiaries are classified as either partnerships or single member entities. Each is treated as a pass-through entity under the Internal Revenue Code. They are not subject to federal and certain state income taxes. As a result, the related taxable income is included in the tax returns of the shareholders and members of the respective companies. The Company makes distributions to shareholders to pay their income tax obligations as a result of the Company's status as an S corporation. The provision for income taxes included in the accompanying consolidated financial statements primarily relates to certain state and foreign income taxes.

FOREIGN CURRENCY TRANSLATION AND EXPOSURE

         The asset and liability accounts of foreign subsidiaries have been translated into U.S. dollars at the rate of exchange in effect at each balance sheet date. Shareholders' equity is translated at historical rates. Resulting translation adjustments arising from these translations are reflected as a separate component in shareholders' equity. All the accounts of foreign subsidiaries' statements of operations are translated at average exchange rates during the year. Gains or losses on foreign currency transactions are included in income as incurred and are not material to the Company's statements of operations for the years presented. The denomination of foreign subsidiaries' account balances in their local currency exposes the Company to certain foreign exchange rate risks. The Company addresses the exposure by financing most working capital needs in the applicable foreign currencies. Management does not believe the remaining risks to be significant.

         The Company's United Kingdom subsidiary periodically enters into forward currency exchange contracts to manage its exposure against foreign currency fluctuations on inventory purchase transactions denominated in foreign currencies (primarily Italian Lira and U.S. dollars). To qualify as a hedge, a contract to be hedged must expose the Company to foreign currency exchange rate risk and the hedging instrument must reduce that exposure. Any contracts held or issued that do not meet the requirements of a hedge are recorded at fair value in the balance sheet and any changes in that fair value are recognized in income. Realized gains and losses on foreign exchange contracts used as hedges of inventory purchase transactions are included in the basis of the inventory and are recognized in income as a component of cost of sales in the period in which the related inventory is sold. At August 30, 1998 and August 29, 1999, the Company's United Kingdom subsidiary had (pound)5,454,000 ($8,981,000) and (pound)2,540,000 ($4,174,000), respectively, of forward exchange contracts maturing in two years or less related to inventory purchase transactions. At August 30, 1998, such contracts were for the purchase of 8,900,000,000 Italian Lira ($3,860,000). At August 29, 1999 such contracts were for the purchase of 862,623,000 Italian Lira ($466,000). At August 30, 1998 and August 29, 1999,
deferred gains and losses on foreign exchange contracts were not material to the consolidated financial statements and realized gains and losses resulting from foreign exchange contracts were not material to the Company's results of operations for the years ended August 31, 1997, August 30, 1998 and August 29, 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of the Company's long-term debt is estimated based on current rates offered for debt of similar terms and maturities. Under this method, the Company's fair value of long-term debt was not significantly different than the stated value at August 30, 1998 and August 29, 1999.

REVENUE RECOGNITION

         The Company recognizes revenue at the time of shipment of products.

                                  ALBECCA INC.

ADVERTISING

         All costs associated with advertising and promoting products are expensed in the period incurred. The amounts expensed for the years ended August 31, 1997, August 30, 1998 and August 29, 1999 were approximately $3,731,000, $3,784,000, and $4,994,000.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131, which supersedes SFAS Nos. 14, 18, 24, and 30, establishes new standards for segment reporting, using the "management approach," in which reportable segments are based on the same criteria on which management desegregates a business for making operating decisions and assessing performance. The Company has adopted SFAS No. 131 for its 1999 fiscal year, which did not have a material impact on its consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133." This statement defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company estimates that the adoption of SFAS No. 133 and SFAS No. 137 will not have a material impact on its consolidated financial statements.

RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the current period presentation.

2.  ACQUISITIONS

         The following acquisitions were accounted for under the purchase method of accounting, applying the provisions of Accounting Principles Board ("APB") Opinion No. 16, and as a result, the Company has recorded the tangible and identifiable intangible assets and liabilities of the acquired businesses at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill, which is amortized over 40 years. The acquisitions were primarily financed with borrowings under the Company's revolving credit facility and other debt instruments (Note 4). The accompanying consolidated financial statements reflect the operations of the acquired businesses for the periods after their respective date of acquisition.

         During October 1998, the Company acquired all of the outstanding stock of a distributor of custom framing products in Canada and increased its interest in its Italian subsidiary, for aggregate consideration of approximately $3,594,000 in cash. Goodwill and other intangible assets of approximately $3,345,000 were recorded in connection with these acquisitions. These acquisitions did not have a material pro forma impact on the consolidated financial statements for the year ended August 29, 1999.

         During April 1998, the Company acquired all of the outstanding stock of Eastern Mouldings, Inc., and Eastern Moulding, Inc., related U.S. distributors of custom framing products for approximately $9,900,000 in cash. Goodwill and other intangible assets of approximately $8,400,000 were recorded in connection with the acquisition.

         During October 1997, the Company acquired all of the outstanding stock of Robert F. de Castro, Inc., a distributor of custom framing products, for approximately $8,000,000 in cash. Goodwill and other intangible assets of approximately $5,500,000 were recorded in connection with the acquisition. The Company also acquired, during September and October 1997, the outstanding stock of four U.S. and international manufacturers and distributors of custom framing products for aggregate consideration of approximately $11,100,000 in cash, resulting in goodwill and other intangible assets of approximately $7,400,000.

         During November 1996, the Company acquired all of the outstanding stock of Mersch Design GmbH, an international distributor of framing products for approximately $9,600,000 in cash. Goodwill and intangible assets of approximately $5,200,000 were recorded in connection with this acquisition. The Company also acquired, during fiscal year 1997, the outstanding stock of five international manufacturers and distributors of custom framing products for aggregate consideration of approximately $8,800,000 in cash, resulting in goodwill and other intangible assets of approximately $4,600,000.

                                  ALBECCA INC.

         The following unaudited pro forma summary results of operations are presented assuming that the acquisitions completed during the years ended August 31, 1997 and August 30, 1998 had been consummated as of the beginning of each period presented. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations which would have actually been obtained. Pro forma adjustments for the fiscal years impacted were recorded to include increased depreciation and amortization of fixed assets and intangible assets and additional interest expense on financing required for the acquisitions (in thousands):

                                                              YEARS ENDED
                                                       --------------------------
                                                        AUGUST 31,     AUGUST 30,
                                                          1997           1998
                                                       -----------    -----------

                Pro forma net sales                    $   409,316    $   394,856
                                                       ===========    ===========
                Pro forma net income                   $    20,983    $    13,268
                                                       ===========    ===========

3. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

         Accrued liabilities consist of the following (in thousands):

                                                        AUGUST 30,      AUGUST 29,
                                                           1998           1999
                                                       -----------     -----------

                Accrued operating expenses             $     6,833     $     8,793
                Accrued payroll and benefits                12,224          10,652
                Accrued income taxes                         1,128           1,296
                Accrued interest                             1,498           1,109
                Accrued taxes (other than income)            1,410           1,663
                Other                                        4,899           2,818
                                                       -----------     -----------
                                                       $    27,992     $    26,331
                                                       ===========     ===========

         During May 1998, Albecca amended certain bonus arrangements with shareholders and certain members of management whereby the payment of accrued amounts aggregating $7,028,000 would be deferred and paid in varying increments through fiscal 2005.

         Accruals related to these compensation arrangements of approximately $4,420,000 as of August 30, 1998 and $4,334,000 as of August 29, 1999 are
included as a component of accrued payroll and benefits and other long-term liabilities. During fiscal 1999, the Company's majority shareholder elected to defer receipt of approximately $850,000 of bonus arrangements until fiscal 2000.

                                  ALBECCA INC.

4. LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):


                                                                                                   August 30,       August 29,
                                                                                                      1998             1999
                                                                                                  ------------     ------------
10.75% senior subordinated notes, due August 2008, interest paid semi-
   annually in arrears on February 15 and August 15 of each year                                  $    200,000     $    188,750
Demand note payable in French Francs, interest paid quarterly at a rate of
   3.6% to 4.0%, secured by a standby letter of credit                                                   3,562            3,350
Mortgage note due September, 2017, payable in Deutsche Marks, principal paid semi-annually in equal installments, interest paid quarterly at a rate of 5.2%,
   secured by certain property                                                                           3,185            2,917
Demand note payable in British Pounds, interest paid quarterly at a base rate plus 2.0% (9.0% as of August 30, 1998), secured by certain accounts receivable,
   inventory and equipment                                                                               2,942               --
Demand note payable in Dutch Guilders, interest paid quarterly at a base rate plus 1.25% (4.5% as of August 29, 1999) secured by certain accounts receivable,
   inventory and property                                                                                3,018            3,011
Other long-term notes, interest payable at a weighted average rate of 6.0%,
   maturing at various dates through 2021, no individual note exceeding $2,500                          50,062           41,772
                                                                                                  ------------     ------------
                                                                                                       262,769          239,800
Less current maturities                                                                                 35,205           26,589
                                                                                                  ------------     ------------
          Long-term portion                                                                       $    227,564     $    213,211
                                                                                                  ============     ============

         Certain of the above facilities are subject to certain financial covenants related to adjusted tangible net worth and cash flow, as defined. Additionally, the notes in foreign currencies above generally restrict the foreign subsidiary holding the applicable notes from the payment of dividends or repayments of intercompany loans to Albecca or other subsidiaries. Certain revolving facilities provide Albecca with additional borrowings of up to $16,074,000 as of August 29, 1999. Albecca had outstanding letters of credit totaling $3,650,000 as of August 29, 1999.

         On August 11, 1998, Albecca issued $200,000,000 of 10.75% senior subordinated notes (the "Notes"). The Notes are subject to certain redemption and repurchase terms, as defined. In addition, the Notes contain certain covenants that limit, among other things, the ability of Albecca and its subsidiaries to (1) pay dividends, redeem capital stock, or make certain other restricted payments or investments; (2) incur additional indebtedness or issue preferred equity interests; (3) merge, consolidate, or sell all or substantially all of its assets; (4) create liens on assets, and; (5) enter into certain transactions with affiliates.

         The Company's payment obligations under the Notes are jointly and severally guaranteed by the Subsidiary Guarantors, as defined (Note 16). The subsidiary guarantees are unconditional in nature. The indenture to the Notes provides that no Subsidiary Guarantor may consolidate with or merge with or into another entity unless the surviving entity of such a consolidation or merger assumes all the obligations of the Subsidiary Guarantor.

         The Notes will not be redeemable at the Company's option prior to August 15, 2003. Thereafter, the Notes will be subject to redemption at any time at the option of the Company, in whole or in part, at the redemption prices listed below plus accrued and unpaid interest and liquidated damages, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on August 15 of the years indicated as follows:

                    2003                                 105.375%
                    2004                                 103.583%
                    2005                                 101.792%
                    2006 and thereafter                  100.000%

         During fiscal 1999, the Company retired a portion of the Notes with a face value of $11,250,000. The retirement resulted in an extraordinary gain of $1.3 million, net of applicable state taxes of $70,000.

                                  ALBECCA INC.

         Other long-term notes included borrowings denominated in foreign currencies in the aggregate amounts of $46,979,000 and $39,158,000 as of August 30, 1998 and August 29, 1999.

         Aggregate maturities of long-term debt as of August 29, 1999 are as follows: 2000 - $26,589,000; 2001 - $9,931,000; 2002 - $4,116,000; 2003 -
$2,885,000; 2004 - $2,146,000; thereafter, $194,133,000.

5. GEOGRAPHIC INFORMATION

         The following table presents information regarding Albecca's different geographical regions based on the historical operations of Albecca (in thousands):

                                                           YEARS ENDED
                                           -------------------------------------------
                                            AUGUST 31,      AUGUST 30,      AUGUST 29,
                                              1997            1998            1999
                                           -----------     -----------     -----------
                Revenue:
                   United States           $   165,514     $   185,696     $   197,263
                   Canada                       19,973          23,498          23,598
                   United Kingdom               47,806          46,968          41,934
                   France                       37,698          36,267          37,688
                   Other International          83,067          88,708          83,700
                                           -----------     -----------     -----------
                                           $   354,058     $   381,137     $   384,183
                                           ===========     ===========     ===========

                Operating income
                   United States           $    24,425     $    25,428     $    23,732
                   Canada                        2,386           3,929           2,000
                   United Kingdom                4,227           1,353           1,498
                   France                        2,391             595           1,080
                   Other International           2,172             656          (3,835)
                                           -----------     -----------     -----------
                                           $    35,601     $    31,961     $    24,475
                                           ===========     ===========     ===========

         Assets by geographical region consist of the following (in thousands):

                                                        AUGUST 30,      AUGUST 29,
                                                          1998             1999
                                                       -----------     -----------
                United States                          $   123,458     $   103,659
                Canada                                      11,928          14,907
                United Kingdom                              44,498          36,130
                France                                      36,765          33,250
                Other International                         89,273          78,612
                                                       -----------     -----------
                                                       $   305,922     $   266,558
                                                       ===========     ===========

6. SHAREHOLDERS' DEFICIT

STOCK SPLIT

         On April 27, 1998, Albecca effected a 1.7-for-1 stock split of its common stock. The accompanying consolidated financial statements and notes hereof reflect this stock split as if it had occurred at the beginning of each period.

CONVERSION OF COMMON STOCK

         On May 21, 1998 in anticipation of a proposed equity offering which was later cancelled (Note 12), Albecca amended its articles of incorporation to reclassify its common stock from a single class into two separate classes, Class A common stock and Class B common stock. The two classes are identical except as to their voting rights, with the Class A common stock carrying one vote per

                                  ALBECCA INC.

share, and the Class B common stock carrying ten votes per share. The holders of each class are entitled to class voting rights in very limited circumstances under the Georgia Business Corporate Code. Otherwise, the classes vote together on all matters presented to the shareholders. If the Class B common stock is transferred to anyone outside of a limited group of holders related to the majority shareholder, it will automatically convert into Class A common stock. Also, the holders of the Class B common stock may convert it into Class A common stock at the their option.

         Upon approval of the amendment by the Company's three shareholders, the common stock held by two of the Company's shareholders representing 2.2% of the common stock was converted into Class A common stock, and the common stock held by the majority shareholder representing 97.8% of the common stock was converted into Class B common stock.

STOCK OPTIONS

         In November 1995, the Company's majority shareholder established a stock performance program whereby a certain key employee could receive annually an option to acquire 0.2% of the then outstanding shares of Albecca's common stock and 0.2% of member interest in Larson-Juhl International LLC from the Company's majority shareholder for $300,000, contingent upon the Company achieving its performance goals, including, sales, profits, asset management, and future positioning, for each fiscal year through fiscal 2000. Compensation expense under this program is recognized over the performance period based on the difference between the exercise price and the fair value, if any, measured at the end of each period within the performance period. To the extent that fair value exceeds the stated exercise price during the performance period, changes in the fair value are reflected as an adjustment of accrued compensation and compensation expense in the periods in which the changes occur until the performance period is completed and such options are either granted or forfeited. In November 1996, the key employee was awarded the option to acquire 34,000 shares of Albecca's common stock and 0.2% of member interest in Larson-Juhl International LLC from the Company's majority shareholder for $300,000. No compensation expense was recognized for this award, as the exercise price, in the opinion of management, exceeded its fair value at inception of the program and through the date of grant. On April 17, 1998, this option was exercised. No award was earned or granted to the key employee for fiscal 1997. Albecca's majority shareholder extended the program through fiscal 2001 under the same terms and conditions as the original stock performance program. In January 1999, the Company's majority shareholder acquired the 34,000 shares of the Company's common stock from the key employee for $300,000. No compensation expense was recognized for this transaction since in the opinion of management, the purchase did not exceed the fair market value of the shares at the time of purchase. As of August 31, 1997, August 30, 1998 and August 29, 1999, no deferred compensation expense was accrued as the exercise price, in the opinion of management, did not exceed the fair value at those dates.

         In November 1996, the Company's majority shareholder granted another key employee the right to acquire 42,500 shares of Albecca's common stock and 0.25% of member interest in Larson-Juhl International LLC from the Company's majority shareholder for $200,000, representing, in management's opinion, the fair value at the date of grant. On April 19, 1997, this right was exercised. On December 1, 1997, this key employee acquired 85,000 shares of Albecca's common stock and 0.5% of member interest in Larson-Juhl International LLC from the Company's majority shareholder for $300,000. The Company recorded a compensation charge of $100,000, representing the difference between the exercise price and the fair value, based on management's estimate, at the date of grant. On January 5, 1998, the Company's majority shareholder granted this key employee the right to acquire 42,500 shares of Albecca's common stock and 0.25% of member interest in Larson-Juhl International LLC from the Company's majority shareholder for $500,000, representing, in management's opinion, the fair value at the date of grant. On April 17, 1998, this right was exercised.

         On May 1, 1998, the Company adopted the Albecca Inc. 1998 Stock Option Plan (the "Stock Option Plan") for which 2,600,000 shares of common stock were authorized for issuance in connection with stock options granted under such plan. The Stock Option Plan provides for nonqualified and incentive stock options. The options that are not incentive stock options granted under the Stock Option Plan shall terminate and no longer be exercisable upon the earlier to occur of (i) five years after a determination by the Committee that the Option shall terminate in five years, or (ii) five years after an initial public equity offering. An incentive stock option shall not be exercisable after the expiration of ten years from the date of grant. Additionally, as of May 1, 1998, the provisions of the stock performance program discussed above were amended whereby any option grant under such program would be granted by the Company under the Stock Option Plan. On May 1, 1998, the Company granted to a certain key employee, under the stock performance program, a nonqualified option to acquire 34,062 shares of common stock at $8.80 per share, expiring May 1, 2003. As a result of this grant, the Company recorded a compensation charge of $144,000 in the third quarter of fiscal year 1998 representing the difference between the exercise price and the fair value, based on management's estimate, at the date of grant. In May 1999, the May 1, 1998 option granted to a certain key employee under the stock performance program to acquire 34,062 shares of common stock at $8.80 per share was cancelled. The Company awarded the key employee an option to acquire 34,062 shares of common stock under the stock option plan at $6.46 per share, the fair value at the date of grant. The option vests to the key employee on May 1, 2003.

                                  ALBECCA INC.

         In March 1999, the Company awarded 378,000 non-qualified options to acquire shares of common stock at $6.46 per share to certain members of management under the Stock Option Plan. No compensation expense was recognized relating to these grants, as the exercise price, was equal to the fair market value as determined by the management's estimation at the time of grant. The options granted vest on November 1, 2003.

         A summary of stock option activity and the related exercise prices are as follows:



                                                              FOR THE YEARS ENDED
                    ------------------------------------------------------------------------------------------
                                                         AUGUST 30, 1998                 AUGUST 29, 1999
                    OPTIONS IN THOUSANDS             OPTIONS      EXERCISE PRICE    OPTIONS     EXERCISE PRICE
                    ------------------------------------------------------------------------------------------

                    Outstanding, beginning of year         --      $       --        34,062      $      8.80
                    Granted                            34,062            8.80       412,062             6.46
                    Exercised                              --              --            --               --
                    Cancelled                              --              --        34,062             8.80
                    ----------------------------------------------------------------------------------------
                    Outstanding, end of year           34,062      $     8.80       412,062      $      6.46
                    ----------------------------------------------------------------------------------------
                    Exercisable, end of year               --              --            --               --
                    ----------------------------------------------------------------------------------------

         SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument and allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined in the statement had been applied.

         The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25, however, the Company has computed for pro forma disclosure purposes the value of all options granted during the years ended August 31, 1997, August 30, 1998 and August 29, 1999, using the minimum value method as prescribed by SFAS No. 123 using the following assumptions:

                              Risk-free interest rate                 6.3%
                              Expected dividend yield                    -
                              Expected lives                  5 to 9 years
                              Expected volatility                        -

         If the Company had accounted for these grants in accordance with SFAS No. 123, the Company's reported pro forma net income (loss) for the years ended August 31, 1997, August 30, 1998 and August 29, 1999 would have been as follows (in thousands):

                                                                       AUGUST 31,      AUGUST 30,    AUGUST 29,
                                                                          1997            1998         1999
                                                                      -----------     -----------   -----------
                    Net income:
                    As reported in the financial statements           $    22,490     $    14,363   $    (4,761)
                                                                      ===========     ===========   ===========
                    Pro forma in accordance with SFAS No. 123         $    22,438     $    14,158   $    (4,986)
                                                                      ===========     ===========   ===========

         The estimated pro forma compensation cost resulting in the pro forma net income (loss) may not be representative of actual results had the Company accounted for the stock option using the fair value-based method.

DISTRIBUTIONS TO SHAREHOLDERS

         In connection with the Company's issuance of $200,000,000 of 10.75% senior subordinated notes on August 11, 1998 (Note 4), a distribution of $60,000,000 was made to the Company's shareholders representing previously undistributed, estimated S corporation earnings accumulated through July 31, 1998. The proceeds from these Notes were used, among other things, to fund a portion of this distribution. The Notes contain certain covenants that limit, among other things, the ability of the Company and its subsidiaries to pay dividends and/or distributions to its shareholders.

                                  ALBECCA INC.

7. RELATED PARTY TRANSACTIONS

         The Company's principal executive offices are located in a 65,000 square-foot office building located in Norcross, Georgia owned by L-J Properties Inc., a company owned by Messrs. Ponzio, Trimarco, Scheppmann and McKenzie, each of whom is an executive officer of the Company. The Company's lease for this facility terminates in August 2001. The total rent payments for the years ended August 31, 1997, August 30, 1998 and August 29, 1999 were approximately $661,000, $680,000 and $708,000, respectively.

         On August 11, 1998, a partner in a law firm that is providing services to Albecca in connection with general corporate matters became a director of the Company. He resigned as director in May 1999. The amount of professional fees paid to this law firm during the years ended August 30, 1998 and August 29, 1999 were approximately $1,022,000 and $500,000, respectively. As of August 30, 1998 and August 29, 1999, approximately $265,000 and $65,000, respectively, were due to this law firm for previously provided services.

8. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         The Company leases certain operating facilities and equipment under operating leases. Future minimum annual rentals under noncancelable leases as of August 29, 1999 are as follows: 2000 -- $8,692,000; 2001 -- $7,338,000; 2002
-- $4,949,000; 2003 -- $3,001,000; 2004 -- $1,878,000; and thereafter --
$1,724,000.

         The total lease payments for the years ended August 31, 1997, August 30, 1998 and August 29, 1999 were approximately $7,368,000, $8,531,000, and
$9,646,000, respectively.

CONSTRUCTION OF MANUFACTURING FACILITY

Albecca has entered into a commitment to build a new manufacturing facility for a net capitalizable cost of approximately $4,300,000. The current amount expended for this project as of August 29, 1999 is approximately $581,000. Completion of construction is expected to occur in the fourth quarter of fiscal 2000.

LITIGATION

         The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

9. BENEFIT PLANS

         The Company sponsors a defined contribution 401(k) retirement investment plan (the "Plan") for all of its U.S. employees with more than one year of service. The Company makes discretionary contributions to the Plan, including a 50% matching contribution. Under the terms of the Plan, a participant is 100% vested in the Company's matching and discretionary contributions after six years of service. Matching and discretionary contributions made by the Company for the years ended August 31, 1997, August 30, 1998 and August 29, 1999 were approximately $419,000, $408,000, and
$427,000, respectively.

                                  ALBECCA INC.

10. QUARTERLY DATA (UNAUDITED)

         The following table presents quarterly information regarding the Company's historical operations for each quarter for each of the two years in the period ended August 29, 1999 (in thousands):

                                               NOVEMBER 30,  MARCH 1,     MAY 31,    AUGUST 30,   NOVEMBER 29,   FEBRUARY 28,
                                                  1997         1998        1998        1998          1998            1999
                                               ------------ ----------  ----------  ------------  ------------   ------------

Net sales                                      $  102,985   $   96,829  $   93,055  $   88,268    $  103,575     $   97,725
Cost of sales                                      58,866       55,215      52,749      50,264        58,935         55,571
                                               ----------   ----------  ----------  ----------    ----------     ----------
Gross profit                                       44,119       41,614      40,306      38,004        44,640         42,154
Operating expenses                                 33,346       34,033      31,619      30,822        36,224         35,613
Restructuring charges                                  --           --          --       2,262           117            129
                                               ----------   ----------  ----------  ----------    ----------     ----------
Operating income                                   10,773        7,581       8,687       4,920         8,299          6,412
Loss on sale of operations
 in South Africa                                       --           --          --          --            --             --
Costs of cancelled initial
 public equity offering                                --           --          --       1,273            --             --
Interest income                                        --           --          --        (116)         (555)          (462)
Interest expense                                    2,343        2,370       2,759       4,477         7,125          6,545
                                               ----------   ----------  ----------  ----------    ----------     ----------
Income (loss) before provision for
 income taxes, minority interest and
 extraordinary gain                                 8,430        5,211       5,928        (714)        1,729            329
Provision for income taxes                            896          814         865       1,446         1,059            251
Minority interest                                     166          192          19          94           197             51
                                               ----------   ----------  ----------  ----------    ----------     ----------
Income (loss) before extraordinary gain             7,368        4,205       5,044      (2,254)          473             27
Extraordinary gain on retirement of debt,
 net of tax                                            --           --          --          --            --             --
                                               ----------   ----------  ----------  ----------    ----------     ----------
Net income (loss)                              $    7,368   $    4,205  $    5,044  $   (2,254)   $      473     $       27
                                               ==========   ==========  ==========  ==========    ==========     ==========
                                                 MAY 30,      AUGUST 29,
                                                  1999          1999
                                               ----------    ----------

Net sales                                      $   96,224    $   86,659
Cost of sales                                      55,765        50,294
                                               ----------    ----------
Gross profit                                       40,459        36,365
Operating expenses                                 33,932        31,883
Restructuring charges                               1,245            --
                                               ----------    ----------
Operating income                                    5,282         4,482
Loss on sale of operations
 in South Africa                                       --         4,136
Costs of cancelled initial
 public equity offering                                --            --
Interest income                                      (604)         (633)
Interest expense                                    6,245         6,248
                                               ----------    ----------
Income (loss) before provision for
 income taxes, minority interest and
 extraordinary gain                                  (359)       (5,269)
Provision for income taxes                            539           355
Minority interest                                     107           (37)
                                               ----------    ----------
Income (loss) before extraordinary gain            (1,005)       (5,587)
Extraordinary gain on retirement of debt,
 net of tax                                         1,008           323
                                               ----------    ----------
Net income (loss)                              $        3    $   (5,264)
                                               ==========    ==========

11. OTHER

         On May 1, 1998, Albecca made a partial distribution of previously undistributed S corporation earnings to its shareholders in the form of demand promissory notes payable to its shareholders in the aggregate amount of $10,500,000, bearing interest at a rate of 11% per annum (the "S Corp Notes"). On June 10, 1998, Albecca repaid $4,000,000 of the S Corp Notes, plus accrued interest. On June 24, 1998, the holders of the S Corp Notes contributed the remaining balance of the S Corp Notes to Larson-Juhl International LLC, a related company under common ownership (Note 12). Albecca repaid the remaining balance of $6,500,000 to Larson-Juhl International LLC on June 24, 1998.

12. INFREQUENT ITEMS

RESTRUCTURING CHARGES

SWEDEN

In the third quarter ended May 30, 1999, the Company initiated a restructuring plan related to one of its facilities in Sweden and recorded a charge to operations of approximately $1,100,000. Management made the decision to close this operation in Sweden because the facilities were deemed to be duplicative. This charge included severance costs for 25 team members approximating $275,000, a $700,000 write-down of the owned facility to the estimated realizable value on the future sale of the building, $80,000 for inventory reserves related to inventory outside of the regions core operating focus, and other exit costs, including post-closure maintenance and administration costs of $45,000. The inventory reserve was included in cost of goods sold in the accompanying consolidated statement of operations for the year ended August 29, 1999.

         As of August 29, 1999, 15 of the original 25 team members remained at the facility to fill open orders, sell remaining assets, collect accounts receivable and prepare the facility for closure. The facility was sold prior to the end of the fiscal year, however, physical possession will not be transferred until the second quarter of 2000. Management anticipates the restructuring plan will be completed prior to May 2000.

                                  ALBECCA INC.

NEW ZEALAND

         During the third quarter ended May 30, 1999, the Company initiated a plan to close its operations located in New Zealand, and recorded a charge to operations of approximately $375,000 related to this closure. The plan to close the operation in New Zealand was adopted following a series of under-performing quarters, at which time management determined that the Company's resources, both financial and managerial, could be more effectively invested in operations with a greater potential return. These costs primarily consist of $48,000 in severance costs for 9 team members, $75,000 for the write-down of machinery and equipment to its net realizable value for its future sale, $100,000 of inventory reserves related to product that will not be transferred to other locations within the Company, $50,000 in additional reserves for accounts receivable deemed uncollectable, and $102,000 of other exit costs, including lease terminations, post-closure maintenance and other administrative costs. The reserves for inventory and accounts receivable have been included as components of cost of goods sold and operating expenses, respectively, in the accompanying consolidated statement of operations for the year ended August 29, 1999.

         As of August 29, 1999, one of the 9 original team members remained to sell existing assets and collect existing accounts receivable. The Company estimates that the team member will continue to provide services through February 2000.

GREECE

         During the fourth quarter of 1998, the Company initiated a plan to close its sole distribution facility in Greece and recorded a charge to operations of approximately $694,000. Management elected to close the operations in Greece following a series of under performing quarters versus the other European operations, at which time management determined that the Company's resources, both financial and managerial, would be more effectively invested in operations with a greater potential return. This charge included severance costs for 14 team members aggregating $79,000, write-off of goodwill of $333,000, additional reserves for uncollectable accounts receivable of $178,000 and other exit costs of approximately $104,000 including post-closing maintenance costs, lease disposal costs, and legal fees directly related to the closure of the Greek operations. The charge related to the additional reserves for uncollectable accounts receivable has been included in operating expenses in the accompanying consolidated statement of operations for the year ended August 30, 1998. In the opinion of management, these additional reserves for uncollectable accounts receivable are a direct result of its decision to close down these operations (and its communication of the closure) since, with the closure, the Company forfeited the collection leverage inherent in the customers need for future products from the Company. In consultation with its attorneys, the Company determined in many cases that the cost of collection would significantly exceed any expected return. This situation was one of the material factors in the Company's determination to close the business and was supported by a specific analysis of each customer prior to and following the disclosure of the closing.

         During the second quarter of 1999, a restructuring charge of $129,000 was recorded primarily for additional post closure maintenance and other administrative costs. During the fourth quarter of 1999, an additional reserve of $50,000 was recorded for uncollectable accounts receivable and has been included in operating expenses in the accompanying consolidated statement of operations for the year ended August 29, 1999. After consultation with the Company's attorneys, this amount was deemed necessary for accounts that were previously estimated to be collectable.

         As of August 29, 1999, one of the original 14 team members remained to sell existing assets and collect existing accounts receivable. The Company estimates that the team member will continue to provide services through February 2000.

UNITED STATES

         During the fourth quarter of 1998, the Company initiated a plan to close duplicate facilities in the U.S., and recorded a charge to operations of approximately $276,000 related to these closures, primarily consisting of $234,000 for the severance and other termination benefits of 17 team members. These facilities were operated by the Company, but, as a result of acquisitions made in 1998, were deemed to be duplicative and thus management made the decision for closure.

         During the first quarter of 1999, Albecca incurred additional restructuring charges of $117,000 related to its fiscal 1998 U.S. restructuring plan. These costs were associated with travel costs of approximately $70,000 directly related to the integration of the closed U.S. duplicate facilities into other existing facilities as well as labor and other related costs of approximately $38,000 incurred during the process of relocating property and equipment to other existing facilities and $9,000 relating to other post closure and administrative costs. During this quarter, Albecca paid amounts aggregating approximately $242,000 related to the restructurings, including approximately $108,000 related to travel costs and labor costs incurred in association with the integration of the duplicate

                                  ALBECCA INC.

facilities, approximately $100,000 associated with severance and other termination benefits paid to team members and approximately $34,000 associated with lease termination fees.

         As of August 29, 1999, the Company's management is continuing to assess and monitor its plan of the closure of the duplicated facilities and expects to complete the restructuring plan of closure by March 2000.

UNITED KINGDOM

         In June 1998, the Company initiated a plan to close its plastic moulding manufacturing operations located in the United Kingdom and recorded a charge to operations of approximately $1,800,000. The plan to close the operations in the United Kingdom was adopted as it was not able to achieve acceptable operating results; therefore, the Company made a decision to focus its energies and resources, both financial and managerial, on the more profitable custom picture framing market. This charge included $45,000 for the write-down of one of its facilities which is owned to estimated realizable value from the future sale of the building, $230,000 related to severance and other termination benefits for 59 team members terminated in connection with this plan, $465,000 of lease termination and exit costs, and $730,000 for the write-off of non-current assets. The $465,000 of lease termination and exit costs represents Albecca's estimated future obligations under the existing lease commitments of the closed leased facility net of estimated recoverable costs through subleasing. The write-off of non-current assets is related primarily to machinery and equipment used in the manufacturing of plastic moulding which was dismantled and will not be sold nor used by the Company due to direct competitive pressures of plastic moulding on traditional moulding lines. This charge also included additional reserves for uncollectable accounts receivable of $330,000 which have been included in operating expenses in the accompanying consolidated statement of operations for the year ended August 30, 1998. In the opinion of management, these additional reserves for uncollectable accounts receivable were a direct result of its decision to close down these operations (and its communication of the closure), since, with the closure, the Company forfeited the collection leverage inherent in the customers need for future products from the Company. The determination of the uncollectable accounts receivable was based on a customer by customer review by management after communicating its closure decision to each of these customers.

         As of August 29,1999, none of the original 59 team members remained, and all material events associated with the restructuring plan had been completed.

SUMMARY OF RESTRUCTURING PLANS.

         At August 29, 1999, approximately $446,000 of restructuring charges remained in accrued liabilities representing severance and other termination costs of approximately $266,000 and approximately $180,000 of lease termination and other exit costs.

         A summary of the restructuring activity from each plan's adoption through August 29, 1999 consists of the following:

                                                         Write-down     Severance
                                                        of property     and other
                                                            and        termination       Other exit
                CLOSURE OF SWEDEN DUPLICATE FACILITY:    equipment       benefits           costs            Total
                                                        -----------    ------------      -----------      -----------

                1999 Provision                          $   700,000     $   275,000      $    45,000      $ 1,020,000
                          Non-cash                          700,000              --               --          700,000
                                                        -----------     -----------      -----------      -----------
                          Cash                                   --         275,000           45,000          320,000
                Fiscal 1999 cash activity                        --        (125,000)         (30,000)        (155,000)
                                                        -----------     -----------      -----------      -----------
                Balance as of August 29, 1999           $        --     $   150,000      $    15,000      $   165,000
                                                        ===========     ===========      ===========      ===========

                                  ALBECCA INC.


                                                         Severance
                                       Write-down of     and other
                                       property and     termination     Other exit
CLOSURE OF OPERATIONS IN NEW ZEALAND:    equipment        benefits         costs          Total
                                       -------------    -----------     -----------     ----------
1999 Provision                         $       75,000   $     48,000    $    102,000   $  225,000
          Non-cash                             75,000             --              --       75,000
                                       --------------   ------------    ------------   ----------
          Cash                                     --         48,000         102,000      150,000
Fiscal 1999 cash activity                          --        (30,000)        (75,000)    (105,000)
                                       --------------   ------------    ------------   ----------
Balance as of August 29, 1999          $           --   $     18,000    $     27,000   $   45,000
                                       ==============   ============    ============   ==========





                                                        Severance
                                      Write-down of    and other
                                      property and     termination    Other exit
CLOSURE OF OPERATIONS IN GREECE:        goodwill        benefits         costs        Total
                                      -------------    -----------    ----------    ----------
1998 Provision                        $      333,000   $    79,000    $  104,000    $  516,000
          Non-cash                           333,000            --            --       333,000
                                      --------------   -----------    ----------    ----------
          Cash                                    --        79,000       104,000       183,000
Fiscal 1998 cash activity                         --            --            --            --
                                      --------------   -----------    ----------    ----------
Balance as of August 30, 1998                     --        79,000       104,000       183,000
1999 provision                                    --                     129,000       129,000
Fiscal 1999 cash activity                         --       (70,000)     (129,000)     (199,000)
                                      --------------   -----------    ----------    ----------
Balance as of August 29, 1999         $           --   $     9,000    $  104,000    $  113,000
                                      ==============   ===========    ==========    ==========




                                                         Severance
                                                         and other
                                                        termination     Other exit
CLOSURE OF U.S. DUPLICATE FACILITIES:                     benefits         costs          Total
                                                        ------------    ----------   ------------
1998 Provision                                           $   234,000      $ 42,000   $    276,000
          Non-cash                                                --            --             --
                                                         -----------   -----------   ------------
          Cash                                               234,000        42,000        276,000
Fiscal 1998 cash activity                                         --       (42,000)       (42,000)
                                                         -----------   -----------   ------------
Balance as of August 30, 1998                                234,000             -        234,000
1999 provision                                                     -       117,000        117,000
Fiscal 1999 cash activity                                   (145,000)     (108,000)      (253,000)
                                                         -----------   -----------   ------------
Balance as of August 29, 1999                            $    89,000  $      9,000  $      98,000
                                                         ===========   ===========   ============



                                                        Severance
                                       Write-down of    and other
CLOSURE OF THE UNITED KINGDON PLASTIC  property and    termination    Other exit
MOULDING MANUFACTURING OPERATIONS:      equipment        benefits        costs         Total
                                      --------------   -----------    ----------    ----------
1998 Provision                        $      775,000   $   230,000    $  465,000    $1,470,000
          Non-cash                           775,000            --            --       775,000
                                      --------------   -----------    ----------    ----------
          Cash                                    --       230,000       465,000       695,000
Fiscal 1998 cash activity                         --      (216,000)           --      (216,000)
                                      --------------   -----------    ----------    ----------
Balance as of August 30, 1998                     --        14,000       465,000       479,000
Fiscal 1999 cash activity                         --       (14,000)     (440,000)     (454,000)
                                      --------------   -----------    ----------    ----------
Balance as of August 29, 1999         $           --   $        --    $   25,000    $   25,000
                                      ==============   ===========    ==========    ==========



    Revenue and net operating results from the activities that will not be continued are not significant to the overall operations of the Company.

                                  ALBECCA INC.

SALE OF OPERATIONS IN SOUTH AFRICA

    In July 1999, Albecca sold its investment in its operations in South Africa for cash of $164,000 and a non-interest bearing note of $493,000 due in three annual equal payments concluding in fiscal 2002. Management determined that its resources, both financial and managerial, would be more effectively invested in operations with a greater potential return. The loss on the sale of the operations in South Africa was approximately $4,136,000. The eleven-month sales revenue and operating income for fiscal 1999 related to the South Africa operations were approximately $8,758,000 and $401,000, respectively. In the opinion of management, the sale of the South African operations will not have a material impact to the future operations or financial position of the Company.

CANCELLED INITIAL PUBLIC EQUITY OFFERING

    In July 1998, the Company cancelled a planned initial public equity offering of its common stock. As a result of the decision not to complete the offering, the Company wrote off the associated expenses incurred of approximately $1,273,000, which are included as "costs of cancelled initial public equity offering" in the accompanying consolidated statements of operations. These costs related to SEC filing fees, accounting and legal fees, and printing costs directly attributable to the cancelled initial public equity offering.

13. COMPREHENSIVE INCOME

    The Company adopted SFAS No. 130, "Reporting Comprehensive Income" during fiscal 1998, which establishes standards for the reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. The adoption of SFAS No. 130 had no effect on the Company's net income or shareholders' equity for the years ended August 30, 1998 and August 29, 1999. The reconciliation of net income to comprehensive net income is as follows (in thousands):

                                                     For the years ended
                                             ----------------------------------
                                             August 30, 1998    August 29, 1999
                                             ---------------    ---------------
Net income (loss), as reported               $        14,363    $        (4,761)
Comprehensive income:  Foreign currency
translation adjustment                                (3,264)               780
                                             ===============    ===============
Total comprehensive income (loss)            $        11,099    $        (3,981)
                                             ===============    ===============



14. SUBSEQUENT EVENTS

    Subsequent to fiscal year end, Albecca retired $4,820,000 of its senior subordinated notes. The Company estimates that an extraordinary gain of $890,000 will be recorded, net of tax.

15. EVENTS (UNAUDITED) SUBSEQUENT TO THE DATE OF AUDITOR'S REPORT

    Subsequent to fiscal year end, Albecca retired $9,000,000 of its senior subordinated notes. The Company estimates that an extraordinary gain of $2,060,000 will be recorded, net of tax.

16. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

    These condensed consolidating financial statements reflect Albecca and Subsidiary Guarantors, which consist of all of the Company's Wholly-Owned Restricted Subsidiaries other than the foreign subsidiaries, as defined under the Indenture dated August 11, 1998. These nonguarantor foreign subsidiaries are herein referred to as "Subsidiary Nonguarantors." The subsidiary guarantee of each Subsidiary Guarantor will be subordinated to the prior payment in full of all senior debt of such Subsidiary Guarantor. Separate financial statements of the Subsidiary Guarantors are not presented because the Subsidiary Guarantees are joint and several and full and unconditional and the Company believes the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Subsidiary Guarantors and the separate financial statements are deemed not material to investors.

    On August 2, 1998, the operating assets of Albecca were contributed to a wholly owned subsidiary of Albecca. This subsidiary, Larson-Juhl US LLC, became a Subsidiary Guarantor at the date of the issue of the Notes. Therefore, the historical operations and

                                  ALBECCA INC.

cash flows of this entity are reflected as a Subsidiary Guarantor for the one-month period ending August 30, 1998 and the year ending August 29, 1999 and as Albecca for the period through August 2, 1998. The operating assets of this entity are reflected as a component of the Subsidiary Guarantor as of August 30, 1998 and August 29, 1999.

                                  ALBECCA INC.

       GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS- (CONTINUED)


                     CONDENSED CONSOLIDATING BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                        AUGUST 29, 1999
                                                              ---------------------------------------------------------------------
                                                                                          SUBSIDIARY   CONSOLIDATED
                                                                             SUBSIDIARY      NON-       ELIMINATION    CONSOLIDATED
                                                              ALBECCA INC.   GUARANTORS   GUARANTORS      ENTRIES          TOTAL
                                                              ------------   ----------   ----------   -------------   ------------
                          ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                     $     27,424   $    1,747   $    5,887   $          --   $     35,058
Accounts receivable, net                                                --       17,526       29,772              --         47,298
Intercompany accounts receivable                                        --       29,917          513         (30,430)            --
Inventories                                                             --       28,212       39,408              --         67,620
Other current assets                                                    49          432        4,576              --          5,057
                                                              ------------   ----------   ----------   -------------   ------------
   Total current assets                                             27,473       77,834       80,156         (30,430)       155,033
PROPERTY, PLANT AND EQUIPMENT, net                                      --        8,088       45,397              --         53,485
OTHER LONG-TERM ASSETS                                               6,443       18,884       32,713              --         58,040
INVESTMENT IN SUBSIDIARIES                                          43,453           --        7,559         (51,012)            --
INTERCOMPANY LOANS RECEIVABLE                                       94,598           --           13         (94,611)            --
                                                              ------------   ----------   ----------   -------------   ------------
   Total assets                                               $    171,967   $  104,806   $  165,838   $    (176,053)  $    266,558
                                                              ============   ==========   ==========   =============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt                          $         --   $    2,209   $   24,380   $          --   $     26,589
Accounts payable                                                        --        8,611       17,812              --         26,423
Intercompany accounts payable                                       21,742          155        8,533         (30,430)            --
Accrued liabilities                                                    895       16,336        9,100              --         26,331
                                                              ------------   ----------   ----------   -------------   ------------
   Total current liabilities                                        22,637       27,311       59,825         (30,430)        79,343
                                                              ------------   ----------   ----------   -------------   ------------
LONG-TERM DEBT, less current maturities                            188,750        2,045       22,416              --        213,211
                                                              ------------   ----------   ----------   -------------   ------------
INTERCOMPANY LOANS PAYABLE                                              --           13       94,598         (94,611)            --
                                                              ------------   ----------   ----------   -------------   ------------
OTHER LONG-TERM LIABILITIES                                             --        3,975        3,962              --          7,937
                                                              ------------   ----------   ----------   -------------   ------------
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value; 50,000,000 shares
 authorized and no shares issued and outstanding at
 August 29, 1999                                                        --           --           --              --             --
Class A common stock, $0.01 par value; 250,000,000 shares
 authorized, 374,000 shares issued and outstanding at
 August 29, 1999                                                         4           --           --              --              4
Class B common stock, $0.01 par value; 100,000,000 shares
 authorized, 16,626,000 shares issued and outstanding at
 August 29, 1999                                                       166           --           --              --            166
Additional paid-in capital                                           8,912       41,500        7,926         (51,012)         7,326
Accumulated earnings (deficit)                                     (48,502)      29,811      (14,407)             --        (33,098)
Cumulative foreign currency translation adjustment                      --          151       (8,482)             --         (8,331)
                                                              ------------   ----------   ----------   -------------   ------------
   Total stockholders' equity (deficit)                            (39,420)      71,462      (14,963)        (51,012)       (33,933)
                                                              ------------   ----------   ----------   -------------   ------------
                                                              $    171,967   $  104,806   $  165,838   $    (176,053)  $    266,558
                                                              ============   ==========   ==========   =============   ============

                                  ALBECCA INC.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                            AUGUST 30, 1998
                                                              ---------------------------------------------------------------------
                                                                                          SUBSIDIARY   CONSOLIDATED
                                                                             SUBSIDIARY      NON-       ELIMINATION    CONSOLIDATED
                                                              ALBECCA INC.   GUARANTORS   GUARANTORS      ENTRIES          TOTAL
                                                              ------------   ----------   ----------   -------------   ------------
                          ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                     $     49,188   $       18   $    5,678   $          --   $     54,884
Accounts receivable, net                                                 6       17,445       33,334              --         50,785
Intercompany accounts receivable                                       373        7,024          539          (7,936)            --
Inventories                                                             --       28,322       47,497              --         75,819
Other current assets                                                    --          636        4,770              --          5,406
                                                              ------------   ----------   ----------   -------------   ------------
   Total current assets                                             49,567       53,445       91,818          (7,936)       186,894
PROPERTY, PLANT AND EQUIPMENT, net                                      --        9,487       52,271              --         61,758
OTHER LONG-TERM ASSETS                                               6,703       18,933       31,634              --         57,270
INVESTMENT IN SUBSIDIARIES                                          43,453           --        3,580         (47,033)            --
INTERCOMPANY LOANS RECEIVABLE                                       84,941           --        1,623         (86,564)            --
                                                              ------------   ----------   ----------   -------------   ------------
   Total assets                                               $    184,664   $   81,865   $  180,926   $    (141,533)  $    305,922
                                                              ============   ==========   ==========   =============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt                          $         --   $    1,519   $   33,686   $          --   $     35,205
Accounts payable                                                        --        6,470       21,695              --         28,165
Intercompany accounts payable                                           --        1,042        6,894          (7,936)            --
Accrued liabilities                                                  2,784       15,477        9,731              --         27,992
                                                              ------------   ----------   ----------   -------------   ------------
   Total current liabilities                                         2,784       24,508       72,006          (7,936)        91,362
                                                              ------------   ----------   ----------   -------------   ------------
LONG-TERM DEBT, less current maturities                            200,000        3,083       24,481              --        227,564
                                                              ------------   ----------   ----------   -------------   ------------
INTERCOMPANY LOANS PAYABLE                                              --        1,623       84,941         (86,564)            --
                                                              ------------   ----------   ----------   -------------   ------------
OTHER LONG-TERM LIABILITIES                                             --        4,443        8,197              --         12,640
                                                              ------------   ----------   ----------   -------------   ------------
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value; 50,000,000 shares
 authorized and no shares issued and outstanding at
 August 30, 1998                                                        --           --           --              --             --
Class A common stock, $0.01 par value; 250,000,000 shares
 authorized, 374,000 shares issued and outstanding at
 August 30, 1998                                                         4           --           --              --              4
Class B common stock, $0.01 par value; 100,000,000 shares
 authorized, 16,626,000 shares issued and outstanding at
 August 30, 1998                                                       166           --           --              --            166
Additional paid-in capital                                           8,912       37,520        7,927         (47,033)         7,326
Accumulated earnings (deficit)                                     (27,202)      10,492       (7,319)             --        (24,029)
Cumulative foreign currency translation adjustment                      --          196       (9,307)             --         (9,111)
                                                              ------------   ----------   ----------   -------------   ------------
   Total stockholders' equity (deficit)                            (18,120)      48,208       (8,699)        (47,033)       (25,644)
                                                              ------------   ----------   ----------   -------------   ------------
                                                              $    184,664   $   81,865   $  180,926   $    (141,533)  $    305,922
                                                              ============   ==========   ==========   =============   ============

                                  ALBECCA INC.

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)


                                                                                   YEAR ENDED AUGUST 29, 1999
                                                          ---------------------------------------------------------------------
                                                                                      SUBSIDIARY   CONSOLIDATED
                                                                         SUBSIDIARY      NON-       ELIMINATION    CONSOLIDATED
                                                          ALBECCA INC.   GUARANTORS   GUARANTORS      ENTRIES          TOTAL
                                                          ------------   ----------   ----------   -------------   ------------
Net sales                                                 $         --    $  204,636  $  187,833   $      (8,286)  $    384,183
Cost of sales                                                       --       113,824     115,027          (8,286)       220,565
                                                          ------------    ----------  ----------   -------------   ------------
  Gross profit                                                      --        90,812      72,806              --        163,618
Operating expenses                                                 140        70,553      66,959              --        137,652
Restructuring charges                                               --           342       1,149              --          1,491
                                                          ------------    ----------  ----------   -------------   ------------
  Operating income (loss)                                         (140)       19,917       4,698              --         24,475
Loss on sale of operations in South Africa                          --            --       4,136              --          4,136
Interest income                                                 (2,254)           --        (159)            159         (2,254)
Interest expense                                                22,086           616       3,620            (159)        26,163
                                                          ------------    ----------  ----------   -------------   ------------
Income (loss) before provision for income taxes,
  minority interest and extraordinary gain                     (19,972)       19,301      (2,899)             --         (3,570)
Provision for income taxes                                          --           408       1,796              --          2,204
Minority interest                                                   --            --         318              --            318
                                                          ------------    ----------  ----------   -------------   ------------
Income (loss) before extraordinary gain                        (19,972)       18,893      (5,013)             --         (6,092)
Extraordinary gain on retirement of debt, net of tax             1,331            --          --              --          1,331
Equity in losses of subsidiaries                               (13,880)           --          --          13,880             --
                                                          ------------    ----------  ----------   -------------   ------------
   Net income (loss)                                      $     (4,761)   $   18,893  $   (5,013)  $     (13,880)  $     (4,761)
                                                          ============    ==========  ==========   =============   ============

                                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                             (In thousands)

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                    $     (7,482)   $    1,865   $   19,262   $          --   $     13,645
                                                          ------------    ----------   ----------   -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                        --        (1,811)      (4,137)             --         (5,948)
  Acquisitions of businesses                                        --            --       (3,594)             --         (3,594)
  Proceeds from sales of property, plant
    and equipment                                                   --           110        2,320              --          2,430
  Proceeds from sale of operations in South Africa                  --            --          164              --            164
  Changes in other long-term assets                                 --           (81)      (3,087)             --         (3,168)
                                                          ------------    ----------   ----------   -------------   ------------
  Net cash used in investing activities                             --        (1,782)      (8,334)             --        (10,116)
                                                          ------------    ----------   ----------   -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for additional bond issuance costs                     (516)           --           --              --           (516)
  Changes in intercompany loan balances                             --        (1,824)       1,824              --             --
  Proceeds from revolving credit facilities                         --           517       24,007              --         24,524
  Repayments of revolving credit facilities                         --           (59)     (26,280)             --        (26,339)
  Proceeds from long-term debt                                      --         2,775       12,883              --         15,658
  Repayments of long-term debt                                  (9,458)       (3,756)     (18,662)             --        (31,876)
  Subsidiary capital contributions/distributions                    --         3,980       (3,980)             --             --
  Distributions to shareholders                                 (4,308)           --           --              --         (4,308)
                                                          ------------    ----------   ----------   -------------   ------------
  Net cash (used in) provided by financing
    activities                                                 (14,282)        1,633      (10,208)             --        (22,857)
                                                          ------------    ----------   ----------   -------------   ------------
EFFECT OF EXCHANGE RATE ON CASH                                     --            14         (512)             --           (498)
                                                          ------------    ----------   ----------   -------------   ------------
NET INCREASE (DECREASE) IN CASH                                (21,764)        1,730          208              --        (19,826)
Cash and cash equivalents, beginning of period                  49,188            18        5,678              --         54,884
                                                          ------------    ----------   ----------   -------------   ------------
Cash and cash equivalents, end of period                  $     27,424    $    1,748   $    5,886   $          --   $     35,058
                                                          ============    ==========   ==========   =============   ============

                                  ALBECCA INC.

                                            CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                             (IN THOUSANDS)


                                                                                  YEAR ENDED AUGUST 31, 1998
                                                        --------------------------------------------------------------------------
                                                                                      SUBSIDIARY     CONSOLIDATED
                                                                        SUBSIDIARY        NON-        ELIMINATION     CONSOLIDATED
                                                        ALBECCA INC.    GUARANTORS    GUARANTORS         ENTRIES          TOTAL
                                                        ------------    ----------    ----------      -------------   ------------

Net sales                                               $    170,885    $   22,690    $  193,218      $      (5,656)  $    381,137
Cost of sales                                                 92,880        12,323       117,534             (5,656)       217,081
                                                        ------------    ----------    ----------      -------------   ------------
  Gross profit                                                78,005        10,367        75,684                 --        164,056
Operating expenses                                            53,182         8,319        68,332                 --        129,833
Restructuring charges                                             --           276         1,986                 --          2,262
                                                        ------------    ----------    ----------      -------------   ------------
  Operating income                                            24,823         1,772         5,366                 --         31,961
Cost of cancelled initial public equity offering               1,273            --            --                 --          1,273
Interest expense                                                 623           655        10,671                 --         11,949
Interest income                                                 (116)           --            --                 --           (116)
                                                        ------------    ----------    ----------      -------------   ------------
Income (loss) before provision for income taxes
  and minority interest                                       23,043         1,117        (5,305)                --         18,855
Provision for income taxes                                       864            24         3,133                 --          4,021
Minority interest                                                 --            --           471                 --            471
Equity in earnings of subsidiaries                            16,044            --            --            (16,044)            --
                                                        ------------    ----------    ----------      -------------   ------------
Net income (loss)                                       $     38,223    $    1,093    $   (8,909)     $     (16,044)  $     14,363
                                                        ============    ==========    ==========      =============   ============

                                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                               (In thousands)
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                  $     19,906    $    1,054    $   (3,508)     $          --   $     17,452
                                                        ------------    ----------    ----------      -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                    (955)          (62)       (7,361)                --         (8,378)
  Acquisitions of businesses                                 (20,989)           --        (7,076)                --        (28,065)
  Proceeds from sales of property, plant
    and equipment                                                 37            54           418                 --            509
  Changes in other long-term assets                               --        (1,618)        1,919                 --            301
                                                        ------------    ----------    ----------      -------------   ------------
  Net cash used in investing activities                      (21,907)       (1,626)      (12,100)                --        (35,633)
                                                        ------------    ----------    ----------      -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issue of senior
    subordinated notes, net of debt issue costs              193,241            --            --                 --        193,241
  Changes in intercompany loan balances                      (57,478)          433        57,045                 --             --
  Proceeds from revolving credit facilities                   87,685           327        21,849                 --        109,861
  Repayments of revolving credit facilities                  (92,585)          (64)      (42,058)                --       (134,707)
  Proceeds from long-term debt                                 2,641           777        12,258                 --         15,676
  Repayments of long-term debt                                (8,509)         (763)      (32,841)                --        (42,113)
  Repayments of notes payable to shareholders                 (4,000)           --            --                 --         (4,000)
  Distributions to shareholders                              (70,300)           --            --                 --        (70,300)
                                                        ------------    ----------    ----------      -------------   ------------
  Net cash provided by financing activities                   50,695           710        16,253                 --         67,658
                                                        ------------    ----------    ----------      -------------   ------------
EFFECT OF EXCHANGE RATE ON CASH                                   95          (253)          264                 --            106
                                                        ------------    ----------    ----------      -------------   ------------
NET INCREASE (DECREASE) IN CASH                               48,789          (115)          909                 --         49,583
Cash and cash equivalents, beginning of period                   399           133         4,769                 --          5,301
                                                        ------------    ----------    ----------      -------------   ------------
Cash and cash equivalents, end of period                $     49,188    $       18    $    5,678      $          --   $     54,884
                                                        ============    ==========    ==========      =============   ============

                                  ALBECCA INC.

                                            CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                            (IN THOUSANDS)


                                                                                  YEAR ENDED AUGUST 31, 1997
                                                           ------------------------------------------------------------------------
                                                                                         SUBSIDIARY   CONSOLIDATED
                                                                           SUBSIDIARY        NON-      ELIMINATION    CONSOLIDATED
                                                           ALBECCA INC.    GUARANTORS    GUARANTORS      ENTRIES          TOTAL
                                                           ------------    ----------    ----------   -------------   ------------
Net sales                                                  $    165,514    $    9,121    $  183,788   $      (4,365)  $    354,058
Cost of sales                                                    88,294         5,246       111,575          (4,365)       200,750
                                                           ------------    ----------    ----------   -------------   ------------
  Gross profit                                                   77,220         3,875        72,213              --        153,308
Operating expenses                                               51,667         4,296        61,744              --        117,707
                                                           ------------    ----------    ----------   -------------   ------------
  Operating income                                               25,553          (421)       10,469              --         35,601
Interest expense                                                    700           651         8,371              --          9,722
                                                           ------------    ----------    ----------   -------------   ------------
Income (loss) before provision for income taxes
  and minority interest                                          24,853        (1,072)        2,098              --         25,879
Provision for income taxes                                          843            --         2,400              --          3,243
Minority interest                                                    --            --           146              --            146
                                                           ------------    ----------    ----------   -------------   ------------
Net income (loss)                                          $     24,010    $   (1,072)   $     (448)  $          --   $     22,490
                                                           ============    ==========    ==========   =============   ============

                                             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                               (In thousands)
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                     $     23,699    $   (1,940)   $      391   $          --   $     22,150
                                                           ------------    ----------    ----------   -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                       (880)         (222)       (6,644)             --         (7,746)
  Acquisitions of businesses                                         --            --       (18,408)             --        (18,408)
  Proceeds from sales of property, plant                             --
    and equipment                                                 1,649            --         1,806              --          3,455
  Changes in other long-term assets                                   2            97            86              --            185
                                                           ------------    ----------    ----------   -------------   ------------
  Net cash provided by (used in) investing activities               771          (125)      (23,160)             --        (22,514)
                                                           ------------    ----------    ----------   -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany loan balances                         (17,724)        1,137        16,587              --             --
  Proceeds from revolving credit facility                        55,934         1,027        11,288              --         68,249
  Repayments of revolving credit facility                       (52,401)           --          (550)             --        (52,951)
  Proceeds from long-term debt                                    8,211            --         2,960              --         11,171
  Repayments of long-term debt                                   (2,404)           --        (6,493)             --         (8,897)
  Capital contribution                                               16            --            --              --             16
  Distributions to shareholders                                 (16,084)           --            --              --        (16,084)
                                                           ------------    ----------    ----------   -------------   ------------
  Net cash (used in) provided by financing activities           (24,452)        2,164        23,792              --          1,504
                                                           ------------    ----------    ----------   -------------   ------------
EFFECT OF EXCHANGE RATE ON CASH                                      --            (9)         (193)             --           (202)
                                                           ------------    ----------    ----------   -------------   ------------
NET INCREASE IN CASH                                                 18            90           830              --            938
Cash and cash equivalents, beginning of period                      381            43         3,939              --          4,363
                                                           ------------    ----------    ----------   -------------   ------------
Cash and cash equivalents, end of period                   $        399    $      133    $    4,769   $          --   $      5,301
                                                           ============    ==========    ==========   =============   ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names, ages and principal positions of Albecca's executive officers and directors:


          NAME                     AGE                 POSITION

                                         Chairman of the Board, President, Chief
 Craig A. Ponzio.................  49    Executive Officer and Director
 June R. Ponzio..................  37    Vice Chairman of the Board and Director
 D. Garry Fehrman................  56    Director
 William P. Trimarco.............  40    President, International
 Randall D. Fretz................  47    President, North America
 Stephen M. Scheppmann...........  43    Senior Vice President and Chief Financial Officer
 Stephen E. McKenzie.............  37    Senior Vice President, Marketing

    Craig A. Ponzio has served as Albecca's Chairman of the Board, President, Chief Executive Officer and a Director since 1981. He has been actively involved with Albecca since 1973 and acquired Albecca in 1981. Mr. Ponzio oversees Albecca's operations, including the development and execution of its strategy, and is active in the identification and consummation of acquisitions. Mr. Ponzio is Albecca's chief designer and provides leadership in all aspects of the design process.

    June R. Ponzio has served as Albecca's Vice Chairman of the Board and a Director since May 1998. She served as Corporate Secretary from October 1993 until May 1998. She participates in corporate strategic planning, with particular experience in acquisitions, vendor relationships and team member relations. Prior to joining Albecca in 1992, she held a management position with Freshens Yogurt.

    D. Garry Fehrman has served as a Director since May 1999. Mr. Fehrman has been President, Chief Executive Officer and Chairman of the Board of Atlantech International, Inc. Atlanta, Georgia, since 1983. Prior to Atlantech International, Inc. Mr. Fehrman held various executive positions at Gulf Canada Limited and Ontario Hydro.

    William P. Trimarco has served as Albecca's President, International since January 1, 1999 with responsibility for the Company's International Operations. Mr. Trimarco had served as Albecca's President, U.S. Operations from July 1997 to December 1998. Mr. Trimarco joined Albecca in 1982 as Distribution Coordinator. He served as Vice President of Operations from 1987 to 1995, and Senior Vice President, U.S. Operations from 1995 to 1997.

    Randall D. Fretz has served as Albecca's President, North America since January 1, 1999 with responsibility for the Company's North American operations. Mr. Fretz joined Albecca in 1995 as President, Canada. Prior to joining Albecca, he was the Division Director, Ray-Ban for Bausch & Lomb, Canada.

    Stephen M. Scheppmann has served as Albecca's Senior Vice President and Chief Financial Officer since December 1997, and prior thereto served as its Vice President and Chief Financial Officer since joining Albecca in December 1988. From 1978 to 1988, he was employed by Arthur Andersen & Co.

    Stephen E. McKenzie has served as Albecca's Senior Vice President, Marketing since September 1998 and from September 1995 served as its Vice President, Marketing. From 1991 until 1995, Mr. McKenzie held the positions of Product Manager and Marketing Manager. Before joining Albecca in August 1991, he was the buyer for framing and import products for a national retailer.

    Craig Ponzio and June Ponzio are married. There are no other family relationships among Albecca's directors and executive officers.

    We are dependent on the abilities and expertise of Mr. Ponzio and the other key managers listed above, particularly Messrs. Trimarco, Fretz, Scheppmann and McKenzie. We believe we have developed significant managerial depth and experience. However, our business, financial condition and results of operations could be adversely affected if any of these key managers ceased to be active in the business. We do not have employment agreements with any of our key managers.

BOARD OF DIRECTORS

    The Bylaws provide that the size of the Board of Directors shall be determined by the Board of Directors or by the shareholders of Albecca. The size of the Board of Directors is currently fixed at three members, two of whom are members of Albecca's management. Directors of Albecca are generally elected at the annual meeting of shareholders. Directors of Albecca are elected or appointed to serve until they resign or are removed, or until their successors are elected and have qualified.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table summarizes the compensation paid or accrued for services rendered to Albecca by Albecca's Chief Executive Officer and the four most highly compensated other executive officers whose total salary and bonus exceeded $100,000 during the year ended August 29, 1999. Albecca did not grant any stock appreciation rights or make any long-term incentive plan payouts during that period.

                           SUMMARY COMPENSATION TABLE


                                                                                          LONG TERM
                                                       ANNUAL COMPENSATION              COMPENSATION
                                             ---------------------------------------   --------------
                                                                                         SECURITIES
                                                                      OTHER ANNUAL       UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR       SALARY($)   BONUS($)    COMPENSATION($)      OPTIONS        COMPENSATION($)
                                  ----       ---------   --------    ---------------   --------------   ---------------
Craig A. Ponzio, Chairman of
  the Board, President and        1998        680,000     400,000(2)          19,000               --                --
  Chief Executive Officer         1999        680,000            (1)

William P. Trimarco,              1998        240,000     220,000                 --           34,062                --
  President, International        1999        245,000     585,000                 --               --                --

Randall D. Fretz (4)
  President, North America        1999        162,000      62,500             24,000               --                --

Stephen M. Scheppmann
  Senior Vice President and       1998        188,000     125,000                 --               --           100,000(3)
  Chief Financial Officer         1999        202,000            (1)              --           30,000                --

Stephen E. McKenzie,
  Senior Vice President,          1998        117,000      55,000                 --               --                --
  Marketing                       1999        159,000     100,000(1)          54,000           30,000                --

-------------------------------------------------------------------------------

(1) The amount of bonus earned for the fiscal year ended August 29, 1999 has not been allocated or fully allocated to the individual through the date hereof.

(2) The amount of bonus earned for the fiscal year ended August 30, 1998 has been accrued but not paid.

(3) Represents the difference between the purchase price of the common stock purchased on December 1, 1997 and the fair market value of such common stock. See Note 6 of notes to Albecca's consolidated financial statements.

(4) Became an executive officer of Albecca effective January 1, 1999.

OPTION GRANTS

    The following table sets forth information concerning each grant of stock options to Albecca's executive officers during the year ended August 29, 1999:


                                                                                                  POTENTIAL REALIZABLE
                                                                                                    VALUE OF ASSUMED
                                                                                                  ANNUAL RATES OF STOCK
                                                                                                 PRICE APPRECIATION FOR
                                             INDIVIDUAL GRANTS                                      OPTION TERM (2)
                           --------------------------------------------------------------------------------------------
                              NUMBER OF
                              SECURITIES       PERCENT OF TOTAL
                              UNDERLYING       OPTIONS GRANTED
                           OPTIONS GRANTED     TO EMPLOYEES IN    EXERCISE OR BASE   EXPIRATION
NAME                              (1)            FISCAL YEAR         PRICE ($/SH)       DATE        5%($)      10%($)
-------------------------  -----------------  ------------------  -----------------  -----------  ---------   ---------
William P. Trimarco             34,062             100%                 6.46            (3)        163,542     263,994
Stephen M. Scheppmann           30,000             100%                 6.46            (3)        144,039     232,511
Stephen E. McKenzie             30,000             100%                 6.46            (3)        144,039     232,511

-----------------------------------------------------------------------------------------------------------------------

(1) Represents option to purchase shares of Albecca's Class A common stock granted under the 1998 Stock Option Plan. Options were granted at the fair market value of the common stock on the date of grant as determined by the Board of Directors.

(2) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC. The actual stock price may increase or decrease over the term. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the executive officers. For calculation purposes, a five year expiration period was used.

(3) The options terminate and no longer are exercisable upon the earlier to occur of (i) five years after a determination by the committee that the Option shall terminate in five years, or (ii) five years after an initial public offering

1998 STOCK OPTION PLAN

    In 1998, the Board of Directors and Albecca's shareholders approved the Larson-Juhl 1998 Stock Option Plan. The purpose of the Plan is to advance the interests of Albecca and its shareholders by affording certain employees and directors of Albecca, as well as key consultants and advisors to Albecca, an opportunity to acquire or increase their proprietary interests in Albecca. The objective of the issuance of stock options under the Plan is to promote the growth and profitability of Albecca because the optionees will be provided with an additional incentive to achieve Albecca's objectives through participation in its success and growth and by encouraging their continued association with or service to Albecca.

    Options under the Plan will be granted by the Compensation Committee of the Board of Directors and may include incentive stock options and/or non-incentive stock options. The Compensation Committee will administer the Plan and generally will have discretion to determine the terms of an option grant, including the number of option shares, option price, term, vesting schedule, the post-termination exercise period and whether the grant will be an ISO or non-ISO. Notwithstanding this discretion:

(1) if an option is intended to be an ISO, the option price per share of Class A Common Stock may not be less than 100% of the fair market value of such share at the time of grant, and the fair market value at the time of grant of shares first purchasable under the option in any one year cannot exceed $100,000;

(2) if an option is intended to be an ISO and is granted to a shareholder holding more than 10% of the combined voting power of all classes of Albecca's stock or of its parent or subsidiary on the date of the grant of the option, the option price per share of Class A Common Stock may not be less than 110% of the fair market value of such shares at the time of grant; and

(3) the term of any option may not exceed 10 years, or five years if the option is intended to be an ISO and is granted to a shareholder owning more than 10% of the total combined voting power of all classes of stock on the date of the grant of the option.

    A maximum of 2,600,000 shares of Class A Common Stock may be granted under the Plan, unless it is amended to increase that number. Shares of Class A Common Stock which are attributable to options that have expired, terminated or been cancelled are available in connection with future option grants.

    The Plan will remain in effect until terminated by the Board of Directors. No ISO may be granted after May 1, 2008. The Plan may be amended by the Board of Directors without the consent of the shareholders of Albecca, except that for any amendment to be effective as to ISO's, it must be approved by Albecca's shareholders within one year after approval by the Board of Directors if the amendment increases the total number of shares issuable pursuant to ISO's or changes the class of employees eligible to receive ISO's that may participate in the Plan.

    In March 1999, the Company awarded 378,000 non-qualified options to acquire shares of common stock at $6.46 per share to certain members of management under the Stock Option Plan. No compensation expense was recognized relating to these grants, as the exercise price was equal to the fair market value as determined by management's estimate at the time of grant. The options granted vest on November 1, 2003.

    In May 1999, the May 1, 1998 option as described in footnote 6 to the consolidated financial statements, granted to a certain key employee under the stock performance program to acquire 34,062 shares of common stock at $8.80 per share was cancelled. The Company awarded the key employee an option under the Stock Option Plan to acquire 34,062 shares of common stock at $6.46 per share, the fair value at the date of grant. The option vests to the key employee on May 1, 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The authorized capital stock of Albecca consists of 250,000,000 shares of Class A Common Stock, $0.01 par value per share, 100,000,000 shares of Class B Common Stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. The following table sets forth certain information regarding the beneficial ownership of Albecca's two classes of common stock as of the date of this report with respect to each person who owns beneficially more than 5% of the common stock and all executive officers and directors of Albecca as a group. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to such shares. Each share of Class B Common Stock is convertible at the option of the holder into one share of Class A Common Stock. The number of shares of Class A Common Stock and percentages contained under this heading do not account for these conversion rights. Holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to 10 votes per share.



                                                                        SHARES OWNED
                                                                                                             TOTAL
                                                                                                         VOTING POWER
                                                              CLASS A                  CLASS B             AFTER THE
                                                           COMMON STOCK             COMMON STOCK           OFFERING
                                                        NUMBER       PERCENT     NUMBER       PERCENT       PERCENT
              Craig A. Ponzio.....................      34,000          .9%   16,626,000       100%          99.8%
              June R. Ponzio......................      34,000          .9%   16,626,000       100%          99.8%
              All executive officers and directors
              as a Group (8 persons)..............     374,000         100%   16,626,000       100%           100%


    The address for Craig A. Ponzio and June R. Ponzio is 3900 Steve Reynolds Boulevard, Norcross, Georgia 30093. All shares of common stock attributable to Mrs. Ponzio are owned of record by her husband, Mr. Ponzio. Mrs. Ponzio disclaims beneficial ownership of such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Albecca leases its corporate headquarters in Norcross, Georgia from L-J Properties Inc., a company owned by Messrs. Ponzio, Trimarco, Scheppmann and McKenzie. L-J Properties is owned 70% by Mr. Ponzio and 10% by each of Messrs. Trimarco, Scheppmann and McKenzie. The lease commenced in August 1991 and terminates in August 2001, subject to Albecca's option to extend the lease for two 36-month periods. Albecca currently pays L-J Properties $738,000 per year in rent, with certain annual increases determined by a formula set forth therein. Albecca believes that the lease with L-J Properties is on terms at least as favorable to Albecca as those obtainable from unaffiliated third parties in Albecca's area of operations.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     a.  Exhibits:

NO.                             DESCRIPTION

3.1 -- Amended and Restated Articles of Incorporation of Albecca (incorporated by reference to Exhibit 3.1 of Albecca's Registration Statement on Form S-4 (No. 333-67975) as declared effective by the SEC on February 12,
        1999).

3.2  -- Amended and Restated Bylaws of Albecca (incorporated by reference to
        Exhibit 3.2 of Albecca's Registration Statement on Form S-4 (No. 333-67975) as declared effective by the SEC on February 12, 1999).

27.1 -- Financial Data Schedule (for SEC use only)

     b. Reports on Form 8-K:
        None

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To Albecca Inc.:

    We have audited, in accordance with generally auditing standards, the consolidated financial statements of ALBECCA INC. (a Georgia corporation) included therein and have issued our report thereon dated November 10, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule is the responsibility of Albecca's management and presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

/s/  Arthur Andersen LLP

Atlanta, Georgia
November 10, 1999

                                   SCHEDULE II
                                     ALBECCA

                        VALUATION AND QUALIFYING ACCOUNTS


                                                      BALANCE AT  CHARGED TO                            BALANCE
                                                       BEGINNING   COSTS AND                            AT END
                                                        OF YEAR    EXPENSES   DEDUCTIONS*   OTHER**     OF YEAR
                   For the fiscal year ended:
                     August 25, 1996: Allowance for
                        doubtful accounts........    $2,791,000  $2,643,000   $1,825,000  $ 282,000  $3,891,000
                     August 31, 1997: Allowance for
                        doubtful accounts........    $3,891,000  $4,526,000   $3,149,000  $ 110,000  $5,378,000
                     August 30, 1998: Allowance for
                        doubtful accounts........    $5,378,000  $3,756,000   $3,444,000  $ 169,000  $5,859,000
                     August 29, 1999: Allowance for
                        doubtful accounts........    $5,859,000  $1,643,000   $2,329,000  $  17,000  $5,190,000

----------

    * Principally charges for which reserves were provided, net of recoveries.

     ** Acquired through acquisition of businesses.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                                                     Albecca Inc.

November 26, 1999                                    By: /s/ Craig A. Ponzio
-------------------------------------------          -----------------------------------------------
Date                                                 Craig A. Ponzio
                                                     Chairman, President and Chief Executive Officer



                                POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, Craig A. Ponzio his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchanges Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                            Title                                   Date
----------                                            -----                                   ----

/s/ Craig A. Ponzio                                   Chairman of the Board, President        November 26, 1999
-------------------                                   and Chief Executive Officer
    Craig A. Ponzio                                   (principal executive officer)

/s/Stephen M. Scheppmann                              Chief Financial Officer                 November 26, 1999
------------------------                              (principal financial and
    Stephen M. Scheppmann                             accounting officer)

/s/ June R. Ponzio                                    Director                                November 26, 1999
------------------
    June R. Ponzio

/s/ D. Garry Fehrman                                  Director                                November 26, 1999
--------------------
     D. Garry Fehrman

                                  EXHIBIT INDEX

Exhibit
Number                Description
------                -----------

Exhibit No.       Description
-----------       -----------

3.1      --       Amended and Restated Articles of Incorporation of Albecca
                  (incorporated by reference to Exhibit 3.1 of Albecca's
                  Registration Statement on Form S-4 (No. 333-67975) as declared effective by the SEC on February 12, 1999)
3.2      --       Amended and Restated Bylaws of Albecca (incorporated by
                  reference to Exhibit 3.2 of Albecca's Registration Statement on Form S-4 (No. 333-67975) as declared effective by the SEC on February 12, 1999).

27.1     --       Financial Data Schedule

         b.       Reports on Form 8-K:
                  None