Form 10-Q
period 1999-11-28
ALBECCA INC
filed 2000-01-12
CIK 1061777

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended November 28, 1999.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from _____________ to  __________________

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



       Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                                  ALBECCA INC.

                               INDEX TO FORM 10-Q


                                                                                                                        Page No.
Part I - Financial Information

     Item 1.      Financial Statements

                  Consolidated Balance Sheets as of August 29, 1999 (audited)
                     and November 28, 1999  (unaudited) ...............................................................      3

                  Consolidated Statements of Operations for the three months ended
                     November 29, 1998 (unaudited) and November 28, 1999 (unaudited) ..................................      4

                  Consolidated Statements of Cash Flows for the three months ended
                     November 29, 1998 (unaudited) and November 28, 1999 (unaudited) ..................................      5

                  Notes to the Consolidated Financial Statements ......................................................      6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations ........................................................................     15

Part II - Other Information

     Item 6.      Exhibits and Reports on Form 8-K ....................................................................     18

Signatures ............................................................................................................     19

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                  ALBECCA INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                      August 29,          November 28,
                                                                         1999                 1999
                                                                    ---------------     -----------------
                                     ASSETS                                                 (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                            $    35,058           $  31,565
  Accounts receivable, less allowances for doubtful accounts of
    $5,190 and $6,011 at August 29, 1999 and November 28, 1999              47,298              57,281
  Inventories                                                               67,620              62,802
  Other current assets                                                       5,057               5,662
                                                                       -----------           ---------
    Total current assets                                                   155,033             157,310
PROPERTY, PLANT AND EQUIPMENT, net                                          53,485              54,116
OTHER LONG-TERM ASSETS                                                      58,040              56,974
                                                                       -----------           ---------
                                                                       $   266,558           $ 268,400
                                                                       ===========           =========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current maturities of long-term debt                                 $    26,589           $  24,235
  Accounts payable                                                          26,423              29,431
  Accrued liabilities                                                       26,331              35,042
                                                                       -----------           ---------
    Total current liabilities                                               79,343              88,708
                                                                       -----------           ---------
LONG-TERM DEBT, less current maturities                                    213,211             198,877
                                                                       -----------           ---------
OTHER LONG-TERM LIABILITIES                                                  7,937               7,908
                                                                       -----------           ---------

SHAREHOLDERS' DEFICIT:
  Preferred stock                                                               --                  --
  Class A common stock                                                           4                   4
  Class B common stock                                                         166                 166
  Additional paid-in capital                                                 7,326               7,326
  Accumulated deficit                                                      (33,098)            (25,963)
  Cumulative foreign currency translation adjustment                        (8,331)             (8,626)
                                                                       -----------           ---------
    Total shareholders' deficit                                            (33,933)            (27,093)
                                                                       -----------           ---------
                                                                       $   266,558           $ 268,400
                                                                       ===========           =========



                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                                  ALBECCA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                                                    Three months ended
                                                          -------------------------------------
                                                             November 29,        November 28,
                                                                 1998                1999
                                                          -----------------   -----------------
Net sales                                                     $ 103,575           $ 100,120
Cost of sales                                                    58,935              57,299
                                                              ---------           ---------
  Gross profit                                                   44,640              42,821
Operating expenses                                               36,224              32,097
Restructuring charges                                               117                  --
                                                              ---------           ---------
  Operating income                                                8,299              10,724
Interest income                                                    (555)               (820)
Interest expense                                                  7,125               6,413
                                                              ---------           ---------
  Income before provision for income
    taxes, minority interest and extraordinary item               1,729               5,131
Provision for income taxes                                        1,059                 862
Minority interest                                                   197                 114
                                                              ---------           ---------
  Income before extraordinary item                                  473               4,155
Extraordinary gain on retirement of debt, net of tax                 --               2,980
                                                              ---------           ---------
      Net income                                              $     473           $   7,135
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

                                  ALBECCA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                       Three months ended
                                                              ----------------------------------
                                                                November 29,        November 28,
                                                                    1998               1999
                                                              ----------------   ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                  $    473              $  7,135
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Minority interest                                               197                   114
   Depreciation and amortization                                 2,174                 2,067
   Loss on disposal of property, plant and equipment               142                    83
   Extraordinary gain on retirement of debt                         --                (2,980)
   Changes in operating assets and liabilities:
    Accounts receivable                                        (11,280)              (10,344)
    Inventories                                                  1,002                 4,519
    Other current assets                                           164                  (548)
    Accounts payable                                             1,496                 3,523
    Accrued liabilities                                          8,093                 8,692
    Other                                                         (516)                  (49)
                                                              --------              --------
     Net cash provided by operating activities                   1,945                12,212
                                                              --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                      (616)               (3,574)
  Acquisitions of businesses, net                               (3,594)                   --
  Proceeds from sales of property and equipment                     61                   508
  Changes in other long-term assets                               (380)                   63
                                                              --------              --------
     Net cash used in investing activities                      (4,529)               (3,003)
                                                              --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facilities                     12,295                 7,855
  Repayments of revolving credit facilities                    (10,997)               (7,914)
  Proceeds from long-term debt                                   3,085                 2,153
  Repayments of long-term debt                                  (4,476)              (14,848)
  Distributions to shareholders                                 (2,700)                   --
                                                              --------              --------
     Net cash used in financing activities                      (2,793)              (12,754)
                                                              --------              --------
EFFECT OF EXCHANGE RATE ON CASH                                 (1,019)                   52
                                                              --------              --------

NET DECREASE IN CASH                                            (6,396)               (3,493)
CASH and cash equivalents at beginning of period                54,884                35,058
                                                              --------              --------
CASH and cash equivalents at end of period                    $ 48,488              $ 31,565
                                                              ========              ========

SUPPLEMENTAL INFORMATION:
  Interest paid                                               $  1,203              $  1,020
                                                              ========              ========
  Income taxes paid                                           $    587              $  1,113
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

                                  ALBECCA INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.       INTERIM FINANCIAL STATEMENT PRESENTATION

         The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. On a quarterly basis, the Company's results may vary. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for a full year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Form 10-K for the fiscal year ended August 29, 1999, as filed with the Securities and Exchange Commission.

Note 2.       USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 3.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Albecca Inc. ("Albecca", the "Company") and its subsidiaries. All significant intercompany transactions have been eliminated. Minority interest represents minority shareholder's interest in majority-owned subsidiaries.

Note 4.       INCOME TAXES

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

Note 5.       RESTRUCTURING CHARGES

PREVIOUSLY REPORTED RESTRUCTURING PLANS

SWEDEN

        As of November 28, 1999, with respect to the Company's closure of duplicate facilities in Sweden, the restructuring plan was substantially complete. None of the 25 team members originally identified for termination remained at the facility. The facility was sold in August 1999, however, physical possession will not be transferred until the second quarter of fiscal 2000, shortly thereafter management anticipates the restructuring plan will be complete.

NEW ZEALAND

         As of November 28, 1999, with respect to the closure of the Company's distribution operations in New Zealand, one of the 9 original team members remained to sell existing assets and collect existing accounts receivable. The Company estimates that the team member will continue to provide services through February 2000.

GREECE

         As of November 28, 1999, with respect to the closure of the Company's distribution operations in Greece, one of the original 14 team members remained to sell existing assets and collect existing accounts receivable. The Company estimates that the team member will continue to provide services through August 2000.

                                  ALBECCA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

UNITED STATES

         As of November 28, 1999, with respect to the closure of the Company's facilities acquired in connection with its 1998 acquisitions, the Company's management continues to assess and monitor its plan of the closure of these facilities and expects to complete the restructuring plans by March 2000.

UNITED KINGDOM

         As of November 28, 1999, with respect to the closure of the Company's plastic moulding manufacturing operations in the United Kingdom, none of the original 59 team members remained, and all material events associated with the restructuring plan had been completed.

         For more descriptive information of the above mentioned restructuring plans, please see the Company's Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended August 29, 1999.

SUMMARY OF PREVIOUSLY REPORTED RESTRUCTURING PLANS.

         At November 28, 1999, as it relates to the Company's fiscal 1998 and 1999 restructuring plans, approximately $206,000 of restructuring charges remained in accrued liabilities representing severance and other termination costs of approximately $44,000 and approximately $162,000 of lease termination and other exit costs.

         A summary of the previously reported restructuring plans and activity consist of the following estimated accrued future cash/non-cash requirements:


                                                      Write-down         Severance
                                                      of property        and other
                                                         and            termination        Other exit
CLOSURE OF SWEDEN DUPLICATE FACILITY:                  equipment         benefits             costs               Total
                                                      ----------        -----------         ---------          ------------
1999 Provision                                          $700,000          $ 275,000          $ 45,000           $ 1,020,000
          Non-cash                                       700,000                 --                --               700,000
                                                        --------          ---------          --------           -----------
          Cash                                                --            275,000            45,000               320,000
Fiscal 1999 cash activity                                     --           (125,000)          (30,000)             (155,000)
                                                        --------          ---------          --------           -----------
Balance as of August 29, 1999                                 --            150,000            15,000               165,000
First quarter 2000 cash activity (unaudited)                  --           (150,000)          (15,000)             (165,000)
                                                        --------          ---------          --------           -----------
Balance as of November 28, 1999 (unaudited)             $     --          $      --          $     --           $        --
                                                        ========          =========          ========           ===========
                                                      Write-down         Severance
                                                      of property        and other
                                                         and            termination       Other exit
CLOSURE OF OPERATIONS IN NEW ZEALAND:                  equipment         benefits            costs              Total
                                                      ----------       ------------       ----------          ----------
1999 Provision                                           $75,000          $  48,000        $ 102,000           $ 225,000
          Non-cash                                        75,000                 --               --              75,000
                                                         -------          ---------        ---------           ---------
          Cash                                                --             48,000          102,000             150,000
Fiscal 1999 cash activity                                     --            (30,000)         (75,000)           (105,000)
                                                         -------          ---------        ---------           ---------
Balance as of August 29, 1999                                 --             18,000           27,000              45,000
First quarter 2000 cash activity (unaudited)                  --             (3,000)          (3,000)             (6,000)
                                                         -------          ---------        ---------           ---------
Balance as of November 28, 1999 (unaudited)              $    --          $  15,000        $  24,000           $  39,000
                                                         =======          =========        =========           =========

                                  ALBECCA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

                                                                         Severance
                                                                         and other
                                                    Write-off of        termination        Other exit
CLOSURE OF OPERATIONS IN GREECE:                      goodwill           benefits            costs                Total
                                                    ------------        -----------        ----------           ---------
1998 Provision                                          $333,000          $  79,000         $ 104,000           $ 516,000
          Non-cash                                       333,000                 --                --             333,000
                                                        --------          ---------         ---------           ---------
          Cash                                                --             79,000           104,000             183,000
Fiscal 1998 cash activity                                     --                 --                --                  --
                                                        --------          ---------         ---------           ---------
Balance as of August 30, 1998                                 --             79,000           104,000             183,000
1999 provision                                                --                 --           129,000             129,000
Fiscal 1999 cash activity                                     --            (70,000)         (129,000)           (199,000)
                                                        --------          ---------         ---------           ---------
Balance as of August 29, 1999                                 --              9,000           104,000             113,000
First quarter 2000 cash activity (unaudited)                  --                 --                --                  --
                                                        --------          ---------         ---------           ---------
Balance as of November 28, 1999 (unaudited)             $     --          $   9,000         $ 104,000           $ 113,000
                                                        ========          =========         =========           =========

                                                                     Severance
                                                                     and other
                                                                    termination         Other exit
CLOSURE OF U.S. FACILITIES:                                           benefits            costs                Total
                                                                    -----------         ----------           ---------
1998 Provision                                                        $ 234,000          $  42,000           $ 276,000
          Non-cash                                                           --                 --                  --
                                                                      ---------          ---------           ---------
          Cash                                                          234,000             42,000             276,000
Fiscal 1998 cash activity                                                    --            (42,000)            (42,000)
                                                                      ---------          ---------           ---------
Balance as of August 30, 1998                                           234,000                 --             234,000
1999 provision                                                               --            117,000             117,000
Fiscal 1999 cash activity                                              (145,000)          (108,000)           (253,000)
                                                                      ---------          ---------           ---------
Balance as of August 29, 1999                                            89,000              9,000              98,000
First quarter 2000 provision (unaudited)                                (54,000)            54,000                  --
First quarter 2000 cash activity (unaudited)                            (15,000)           (54,000)            (69,000)
                                                                      ---------          ---------           ---------
Balance as of November 28, 1999 (unaudited)                           $  20,000          $   9,000           $  29,000
                                                                      =========          =========           =========

                                                                         Severance           Lease
                                                    Write-down of        and other         termination
CLOSURE OF THE UNITED KINGDOM PLASTIC               property and        termination         and exit
MOULDING MANUFACTURING OPERATIONS:                   equipment            benefits            costs                Total
                                                    -------------       -----------        -----------          -----------
1998 Provision                                           $775,000         $ 230,000          $ 465,000          $ 1,470,000
          Non-cash                                        775,000                --                 --              775,000
                                                         --------         ---------          ---------          -----------
          Cash                                                 --           230,000            465,000              695,000
Fiscal 1998 cash activity                                      --          (216,000)                --             (216,000)
                                                         --------         ---------          ---------          -----------
Balance as of August 30, 1998                                  --            14,000            465,000              479,000
Fiscal 1999 cash activity                                      --           (14,000)          (440,000)            (454,000)
                                                         --------         ---------          ---------          -----------
Balance as of August 29, 1999                                  --                --             25,000               25,000
First Quarter 2000 cash activity (unaudited)                   --                --                 --                   --
                                                         --------         ---------          ---------          -----------
Balance as of November 28, 1999 (unaudited)              $     --         $      --          $  25,000          $    25,000
                                                         ========         =========          =========          ===========

                                  ALBECCA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

Note 5.  EXTRAORDINARY ITEM

    In September and November 1999, the Company retired a portion of its senior subordinated notes with a face value of $13,820,000. The debt retirements resulted in extraordinary gains totaling $2,980,000, net of state income taxes of $124,000.

Note 6.  INVENTORIES

    Inventories consist of the following (in thousands):


                                          August 29,      November 28,
                                             1999            1999
                                          ----------      ------------
                  Raw materials              $12,435           $11,144
                  Work in process              2,276             2,066
                  Finished goods              52,909            49,592
                                             -------           -------
                                             $67,620           $62,802
                                             =======           =======


Note 7. RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 8. COMPREHENSIVE INCOME

    Comprehensive income for the Company is as follows (in thousands):


                                                              Three Months Ended
                                                         ----------------------------
                                                         November 29,    November 28,
                                                             1998            1999
                                                         ------------    ------------
         Net income, as reported                              $   473         $ 7,135
         Foreign currency translation adjustments               2,129            (295)
                                                              -------         -------
         Total comprehensive income                           $ 2,602         $ 6,840
                                                              =======         =======


Note 9. COMMITMENTS AND CONTINGENCIES

CONSTRUCTION OF MANUFACTURING FACILITY

    Albecca has entered into a commitment to build a new manufacturing facility for a net capitalizable cost of approximately $4,300,000. The current amount expended for this project as of November 28, 1999 is approximately $2,400,000. Completion of construction is expected to occur in the fourth quarter of fiscal 2000.

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

                                  ALBECCA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Subsidiary Guarantors and the separate financial statements are deemed not material to investors.

                                  ALBECCA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (in thousands)


                                                                                 November 28, 1999 (Unaudited)
                                                         --------------------------------------------------------------------------
                                                                                                       Consolidated
                                                                         Subsidiary    Subsidiary      Elimination     Consolidated
                                                         Albecca Inc.    Guarantors   Nonguarantors      Entries          Total
                                                         ------------    ----------   -------------    ------------    ------------
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                               $    25,914     $     640     $     5,011     $        --     $    31,565
  Accounts receivable, net                                         --        22,255          35,026              --          57,281
  Intercompany accounts receivable                                 --        37,608           1,146         (38,754)             --
  Inventories                                                      --        26,042          36,760              --          62,802
  Other current assets                                            800           819           4,043              --           5,662
                                                          -----------     ---------     -----------     -----------     -----------
    Total current assets                                       26,714        87,364          81,986         (38,754)        157,310
PROPERTY, PLANT AND EQUIPMENT, net                                 --         9,586          44,530              --          54,116
OTHER LONG-TERM ASSETS                                          5,909        18,968          32,097              --          56,974
INVESTMENT IN SUBSIDIARIES                                     43,453            --           7,886         (51,339)             --
INTERCOMPANY LOANS RECEIVABLE                                  92,776            --               9         (92,785)             --
                                                          -----------     ---------     -----------     -----------     -----------
                                                          $   168,852     $ 115,918     $   166,508     $  (182,878)    $   268,400
                                                          ===========     =========     ===========     ===========     ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current maturities of long-term debt                    $        --     $     956     $    23,279     $        --     $    24,235
  Accounts payable                                                 --        10,122          19,309              --          29,431
  Intercompany accounts payable                                28,713         1,047           8,994         (38,754)             --
  Accrued liabilities                                           6,438        18,107          10,497              --          35,042
                                                          -----------     ---------     -----------     -----------     -----------
    Total current liabilities                                  35,151        30,232          62,079         (38,754)         88,708
                                                          -----------     ---------     -----------     -----------     -----------
LONG-TERM DEBT, less current maturities                       174,930         2,039          21,908              --         198,877
                                                          -----------     ---------     -----------     -----------     -----------
INTERCOMPANY LOANS PAYABLE                                         --             9          92,776         (92,785)             --
                                                          -----------     ---------     -----------     -----------     -----------
OTHER LONG-TERM LIABILITIES                                        --         3,974           3,934              --           7,908
                                                          -----------     ---------     -----------     -----------     -----------
SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock                                                  --            --              --              --              --
  Class A common stock                                              4            --              --              --               4
  Class B common stock                                            166            --              --              --             166
  Additional paid-in capital                                    8,912        41,826           7,927         (51,339)          7,326
  Accumulated earnings (deficit)                              (50,311)       37,516         (13,168)             --         (25,963)
  Cumulative foreign currency translation adjustment               --           322          (8,948)             --          (8,626)
                                                          -----------     ---------     -----------     -----------     -----------
    Total shareholders' equity (deficit)                      (41,229)       79,664         (14,189)        (51,339)        (27,093)
                                                          -----------     ---------     -----------     -----------     -----------
                                                          $   168,852     $ 115,918     $   166,508     $  (182,878)    $   268,400
                                                          ===========     =========     ===========     ===========     ===========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)


                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (in thousands)


                                                                                   August 29, 1999
                                                      ---------------------------------------------------------------------------
                                                                                                     Consolidated
                                                                       Subsidiary    Subsidiary      Elimination     Consolidated
                                                      Albecca Inc.     Guarantors   Nonguarantors       Entries          Total
                                                      ------------     ----------   -------------    ------------    ------------
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $  27,424       $  1,747      $   5,887       $      --       $  35,058
  Accounts receivable, net                                     --         17,526         29,772              --          47,298
  Intercompany accounts receivable                             --         29,917            513         (30,430)             --
  Inventories                                                  --         28,212         39,408              --          67,620
  Other current assets                                         49            432          4,576              --           5,057
                                                        ---------       --------      ---------       ---------       ---------
    Total current assets                                   27,473         77,834         80,156         (30,430)        155,033
PROPERTY, PLANT AND EQUIPMENT, net                             --          8,088         45,397              --          53,485
OTHER LONG-TERM ASSETS                                      6,443         18,884         32,713              --          58,040
INVESTMENT IN SUBSIDIARIES                                 43,453             --          7,559         (51,012)             --
INTERCOMPANY LOANS RECEIVABLE                              94,598             --             13         (94,611)             --
                                                        ---------       --------      ---------       ---------       ---------
                                                        $ 171,967       $104,806      $ 165,838       $(176,053)      $ 266,558
                                                        =========       ========      =========       =========       =========

    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current maturities of long-term debt                  $      --       $  2,209      $  24,380       $      --       $  26,589
  Accounts payable                                             --          8,611         17,812              --          26,423
  Intercompany accounts payable                            21,742            155          8,533         (30,430)             --
  Accrued liabilities                                         895         16,336          9,100              --          26,331
                                                        ---------       --------      ---------       ---------       ---------
    Total current liabilities                              22,637         27,311         59,825         (30,430)         79,343
                                                        ---------       --------      ---------       ---------       ---------
LONG-TERM DEBT, less current maturities                   188,750          2,045         22,416              --         213,211
                                                        ---------       --------      ---------       ---------       ---------
INTERCOMPANY LOANS PAYABLE                                     --             13         94,598         (94,611)             --
                                                        ---------       --------      ---------       ---------       ---------
OTHER LONG-TERM LIABILITIES                                    --          3,975          3,962              --           7,937
                                                        ---------       --------      ---------       ---------       ---------
SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock                                              --             --             --              --              --
  Class A common stock                                          4             --             --              --               4
  Class B common stock                                        166             --             --              --             166
Additional paid-in capital                                  8,912         41,500          7,926         (51,012)          7,326
Accumulated earnings (deficit)                            (48,502)        29,811        (14,407)             --         (33,098)
Cumulative foreign currency translation adjustment             --            151         (8,482)             --          (8,331)
                                                        ---------       --------      ---------       ---------       ---------
    Total stockholders' equity (deficit)                  (39,420)        71,462        (14,963)        (51,012)        (33,933)
                                                        ---------       --------      ---------       ---------       ---------
                                                        $ 171,967       $104,806      $ 165,838       $(176,053)      $ 266,558
                                                        =========       ========      =========       =========       =========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)



                                                                                   Three Months Ended
                                                                               November 28, 1999 (Unaudited)
                                                        ---------------------------------------------------------------------------
                                                                                                       Consolidated
                                                                         Subsidiary    Subsidiary      Elimination     Consolidated
                                                        Albecca Inc.     Guarantors   Nonguarantors       Entries          Total
                                                        ------------     ----------   -------------    ------------    ------------

Net sales                                                  $      --      $  55,589      $  46,842      $  (2,311)       $ 100,120
Cost of sales                                                     --         30,840         28,770         (2,311)          57,299
                                                           ---------      ---------      ---------      ---------        ---------
  Gross profit                                                    --         24,749         18,072             --           42,821
Operating expenses                                                84         16,823         15,190             --           32,097
                                                           ---------      ---------      ---------      ---------        ---------
  Operating income                                               (84)         7,926          2,882             --           10,724
Interest income                                                 (820)            --             --             --             (820)
Interest expense                                               5,525            101            787             --            6,413
                                                           ---------      ---------      ---------      ---------        ---------
  Income (loss) before provision for income taxes,
    minority interest and extraordinary gain                  (4,789)         7,825          2,095             --            5,131
Provision for income taxes                                        --            120            742             --              862
Minority interest                                                 --             --            114             --              114
                                                           ---------      ---------      ---------      ---------        ---------
  Income (loss) before extraordinary item                     (4,789)         7,705          1,239             --            4,155
Extraordinary gain on retirement of debt, net of tax           2,980             --             --             --            2,980
                                                           ---------      ---------      ---------      ---------        ---------
  Net income (loss)                                        $  (1,809)     $   7,705      $   1,239      $      --        $   7,135
                                                           =========      =========      =========      =========        =========

                                           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NET CASH PROVIDED BY OPERATING
ACTIVITIES                                                 $   8,900      $   1,495      $   1,817      $      --        $  12,212
                                                           ---------      ---------      ---------      ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                      --         (1,886)        (1,688)            --           (3,574)
  Proceeds from sales of property, plant                          --             --             --             --               --
    and equipment                                                 --             11            497             --              508
  Changes in other long-term assets                              430           (203)          (164)            --               63
                                                           ---------      ---------      ---------      ---------        ---------
  Net cash provided by (used in) investing activities            430         (2,078)        (1,355)            --           (3,003)
                                                           ---------      ---------      ---------      ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany loan balances                           --             (4)             4             --               --
  Proceeds from revolving credit facilities                       --             --          7,855             --            7,855
  Repayments of revolving credit facilities                       --             --         (7,914)            --           (7,914)
  Proceeds from long-term debt                                    --             --          2,153             --            2,153
  Repayments of long-term debt                               (10,840)        (1,301)        (2,707)            --          (14,848)
  Distributions to shareholders                                   --            326           (326)            --               --
                                                           ---------      ---------      ---------      ---------        ---------
  Net cash used in financing activities                      (10,840)          (979)          (935)            --          (12,754)
                                                           ---------      ---------      ---------      ---------        ---------
EFFECT OF EXCHANGE RATE ON CASH                                   --            128            (76)            --               52
                                                           ---------      ---------      ---------      ---------        ---------
NET DECREASE IN CASH                                          (1,510)        (1,434)          (549)            --           (3,493)
Cash and cash equivalents, beginning of period                27,424          1,748          5,886             --           35,058
                                                           ---------      ---------      ---------      ---------        ---------
Cash and cash equivalents, end of period                   $  25,914      $     314      $   5,337      $      --        $  31,565
                                                           =========      =========      =========      =========        =========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)


                                                                               Three Months Ended
                                                                          November 29, 1998 (Unaudited)
                                                    -------------------------------------------------------------------------
                                                                                                 Consolidated
                                                                    Subsidiary    Subsidiary     Elimination     Consolidated
                                                    Albecca Inc.    Guarantors   Nonguarantors      Entries          Total
                                                    ------------    ----------   -------------   ------------    ------------
Net sales                                            $      --      $  52,091      $  53,276      $  (1,792)      $ 103,575
Cost of sales                                               --         28,881         31,846         (1,792)         58,935
                                                     ---------      ---------      ---------      ---------       ---------
  Gross profit                                              --         23,210         21,430             --          44,640
Operating expenses                                          37         18,373         17,814             --          36,224
Restructuring charges                                       --            117             --             --             117
                                                     ---------      ---------      ---------      ---------       ---------
  Operating income                                         (37)         4,720          3,616             --           8,299
Interest income                                           (555)            --             --             --            (555)
Interest expense                                         6,026            178            921             --           7,125
                                                     ---------      ---------      ---------      ---------       ---------
  Income (loss) before provision for income
    taxes and minority interest                         (5,508)         4,542          2,695             --           1,729
Provision for income taxes                                  --            123            936             --           1,059
Minority interest                                           --             --            197             --             197
                                                     ---------      ---------      ---------      ---------       ---------
Net income (loss)                                    $  (5,508)     $   4,419      $   1,562      $      --       $     473
                                                     =========      =========      =========      =========       =========

                                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                               $  (2,195)     $     571      $   3,569      $      --       $   1,945
                                                     ---------      ---------      ---------      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                                               --           (554)           (62)            --            (616)
  Acquisitions of businesses                                --             --         (3,594)            --          (3,594)
  Proceeds from sales of property, plant
    and equipment                                           --             21             40             --              61
  Changes in other long-term assets                       (259)            --           (121)            --            (380)
                                                     ---------      ---------      ---------      ---------       ---------
  Net cash used in investing activities                   (259)          (533)        (3,737)            --          (4,529)
                                                     ---------      ---------      ---------      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany loan balances                     --             63            (63)            --              --
  Proceeds from revolving credit facilities                 --             --         12,295             --          12,295
  Repayments of revolving credit facilities                 --            (57)       (10,940)            --         (10,997)
  Proceeds from long-term debt                              --          1,060          2,025             --           3,085
  Repayments of long-term debt                              --           (587)        (3,889)            --          (4,476)
  Distributions to shareholders                         (2,700)            --             --             --          (2,700)
                                                     ---------      ---------      ---------      ---------       ---------
  Net cash provided by (used in) financing
    activities                                          (2,700)           479           (572)            --          (2,793)
                                                     ---------      ---------      ---------      ---------       ---------
EFFECT OF EXCHANGE RATE ON CASH                             --              6         (1,025)            --          (1,019)
                                                     ---------      ---------      ---------      ---------       ---------
NET INCREASE (DECREASE) IN CASH                         (5,154)           523         (1,765)            --          (6,396)
Cash and cash equivalents, beginning of
  period                                                49,188             18          5,678             --          54,884
                                                     ---------      ---------      ---------      ---------       ---------
Cash and cash equivalents, end of period             $  44,034      $     541      $   3,913      $      --       $  48,488
                                                     =========      =========      =========      =========       =========

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

    The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:



                                                                             Three months ended
                                                                    -----------------------------------
                                                                    November 29,          November 28,
                                                                         1998                  1999
                                                                    -------------          ------------
                  Net sales                                               100.0 %               100.0 %
                  Cost of sales                                            56.9                  57.2
                                                                          -----                 -----
                    Gross profit                                           43.1                  42.8
                  Operating expenses                                       35.0                  32.0
                  Restructuring charges                                     0.1                    --
                                                                          -----                 -----
                    Operating income                                        8.0                  10.8
                  Interest income                                          (0.5)                 (0.8)
                  Interest expense                                          6.8                   6.4
                                                                          -----                 -----
                  Income before provision for income taxes,
                    minority interest and extraordinary item                1.7                   5.2
                  Provision for income taxes                                1.0                   0.9
                  Minority interest                                         0.2                   0.1
                                                                          -----                 -----
                    Income before extraordinary item                        0.5                   4.2
                  Extraordinary gain on retirement
                    of debt, net of tax                                      --                   3.0
                                                                          -----                 -----
                  Net income                                                0.5 %                 7.2 %
                                                                          =====                 =====



NET SALES

    For the first quarter ended November 28, 1999, net sales were $100.1 million compared to $103.6 million for the first quarter ended November 29, 1998. The decrease in net sales for the three months ended November 28, 1999 was primarily the result of the sale of an international operation completed during the fourth quarter of fiscal year 1999, the impact of unfavorable changes in foreign exchange rates, partially offset by an increase in sales to independent framing retailers. Currency fluctuations in the first quarter decreased net sales by $2.4 million, primarily due to a strengthening of the U.S. dollar against the French Franc and German Mark. U.S. net sales increased 8.0% for the three months ended November 28, 1999 compared to November 29, 1998 primarily the result of an increase in sales to independent framing retailers. International net sales decreased 13.9% primarily due to the sale of the South African operations completed during the fourth quarter of fiscal year 1999 and the negative impact of the strengthening of the U.S. dollar.

COST OF SALES

    Cost of sales were $57.3 million for the three months ended November 28, 1999 compared to $58.9 million for the three months ended November 29, 1998. In the U.S., gross profit decreased to 44.2% for the three months ended November 28, 1999 compared to 45.4% for the comparable period in fiscal 1999. The decrease for the quarter was primarily due to additional costs incurred in the sampling program and the Company's continued review of its acquisition related inventory. For the first quarter ended November 28, 1999, international gross profit margin increased to 41.1% compared to 40.9% for the first quarter ended November 29, 1998. This increase was primarily the result of the decrease in net sales of lower margin products associated with the recently sold South African operations.

OPERATING EXPENSES

    Operating expenses were $32.1 million for the three months ended November 28, 1999 compared to $36.2 million for the three months ended November 29, 1998. In the U.S., operating expenses as a percentage of net sales decreased to 29.7% for the three months ended November 28, 1999 compared to 35.0% for the comparable period in fiscal 1999. The decrease for the quarter ended November 28, 1999 is primarily attributable to the reduction of duplicative acquisition-related expenses. International operating expenses as a percentage of net sales decreased to 34.8% for the three months ended November 28, 1999 compared to 34.9% for the comparable periods in fiscal 1999.

RESTRUCTURING CHARGES

There were no restructuring charges recorded during the first quarter ended November 28, 1999. Restructuring charges of $.1 million were recorded during the first quarter of fiscal 1999.

INTEREST EXPENSE

    Interest expense was $6.4 million for the three months ended November 28, 1999 compared to $7.1 million for the three months ended November 29, 1998. The decrease in interest expense is primarily due to a decrease in debt following the retirement of $13.8 million of the Company's senior subordinated notes during the first quarter of fiscal 2000 and $11.2 million of the notes during the second half of fiscal 1999.

INTEREST INCOME

    Interest income was $.8 million for the three months ended November 28, 1999 compared to $.6 million for the three months ended November 29, 1998. The increase resulted from the interest income associated with the Company's investment in its senior subordinated notes that it had acquired.

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

In September and November 1999, the Company retired a portion of its senior subordinated notes with a face value of $13.8 million. The debt retirements resulted in extraordinary gains totaling $3.0 million, net of state income taxes of $.1 million.

NET INCOME

    For the reasons set forth above, net income was $7.1 million for the three months ended November 28, 1999 compared to $.5 million for the three months ended November 29, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of funds have been, and are expected to continue to be, cash flow from operations and its on-hand cash and cash equivalents. The Company's principal need for funds historically have been to finance its working capital (principally inventory and accounts receivable), capital expenditures and acquisitions. As of November 28, 1999, the Company had cash and cash equivalents of $31.6 million compared to $35.1 million as of August 29, 1999.

    Net cash provided by operating activities was $12.2 million for the three months ended November 28, 1999 compared to $1.9 million for the three months ended November 29, 1998. The increase is primarily attributable the increase in net income for the three months ended November 28, 1999 compared to the three months ended November 29, 1998. Net cash used in investing activities decreased to $3.0 million for the three months ended November 28, 1999 compared to $4.5 million for the three months ended November 29, 1998 primarily due to a reduction in the Company's acquisition activities. During the three months ended November 28, 1999, the Company made no investments for acquisitions and invested $3.6 million for capital expenditures. Net cash used in financing activities increased to $12.8 million compared to net cash used in financing activities of $2.8 million for the three months ended November 29, 1998 primarily due to the Company retiring a portion of its senior subordinated debt with a face value of $13.8 million. The Company has entered into a commitment to build a new manufacturing facility for $4.3 million. Completion is expected during the fourth quarter of fiscal year 2000. As of November 28, 1999, $2.4 million had been expended on the project.

    As of November 28, 1999, Albecca had outstanding indebtedness of approximately $223.1 million, consisting of $174.9 million in principal amount of the August 1998 senior subordinated debt and $48.2 million of other indebtedness. At August 29, 1999, Albecca had outstanding indebtedness of approximately $239.8 million, consisting of $188.8 million in principal amount of the notes and $51.0 million of other indebtedness.

    The Company enters into forward exchange contracts to hedge purchases and payables denominated in foreign currencies for periods consistent with its identified exposures. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs.

Albecca's ability to make scheduled payments of the principal of, or to pay the interest or liquidated damages, if any, on, or to refinance its indebtedness, including the August 1998 senior subordinated debt, or to fund planned capital or other expenditures, will depend on its future financial or operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond its control. Based upon the current levels of operations, management believes that cash flow from operations and available cash and cash equivalents will provide adequate funds for the Company's foreseeable working capital needs, capital expenditures, scheduled payments of principal and interest on its indebtedness, including the senior subordinated debt, and acquisitions. There is no certainty that Albecca's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable Albecca to service its indebtedness, including the senior subordinated debt, or to make anticipated capital and other expenditures.

YEAR 2000 UPDATE

    The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems. These programs and systems are used in several key areas of the Company's business, including order entry, purchasing, inventory management, pricing, sales, shipping, and financial reporting, as well as in various administrative functions.

    Albecca has an ongoing program to assess the impact of Year 2000 compliance on its information technology systems and its non-information technology systems and has formulated plans to address business disruption associated with potential date processing problems. Through its assessments, Albecca has identified potential Year 2000 issues in its IT systems, both hardware and software, and in its non-IT systems. Albecca continues to address these deficiencies through upgrades, replacements, specific enhancements and other corrective measures. In connection with its non-IT systems, which are building security, heating, ventilation and air conditioning, and other equipment with date sensitive operating controls, Albecca has completed its testing.

    Albecca has incurred expenses of $1.1 million in conjunction with the Year 2000 compliance project. The majority of these expenditures have been expensed.

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

    As of the filing date of this Form 10-Q, the Company has not experienced any Year 2000 issues arising from its systems or those of its material vendors and suppliers. To the extent that there might be any ongoing Year 2000 issues that might arise at a later date, the Company has contingency plans in place to address such issues. The Company continues to maintain close contact with third parties with whom it has material relationships, such as vendors, suppliers and financial institutions, with respect to such third parties' Year 2000 compliance and any ongoing Year 2000 issues that might arise at a later date. In light of the Company's efforts, the Year 2000 issue has had no material adverse effect to date on the operations or results of operations of the Company, and is not expected to have a material impact on the Company's financial statements. However, there can be no assurance that the Company or any third parties will not have ongoing Year 2000 issues that may have a material adverse effect on the Company's business, operating results and financial condition in the future.

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

PART II - OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.     Exhibits:


NO.             DESCRIPTION
--              -----------

3.1      --     Amended and Restated Articles of Incorporation of Albecca
         (incorporated by reference to Exhibit 3.1 of Albecca's Registration
         Statement on Form S-4 (No. 333-67975) as declared effective by the SEC on February 12, 1999).

3.2      --     Amended and Restated Bylaws of Albecca(incorporated by reference to Exhibit 3.2 of Albecca's Registration Statement on Form S-4 (No.
         333-67975) as declared effective by the SEC on February 12, 1999).

27.1     --     Financial Data Schedule (For SEC use only)

         b.  Reports on Form 8-K:
             None

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       ALBECCA INC.
                                       (registrant)


Date:    January 12, 2000              /s/ Craig A. Ponzio
         ----------------              -----------------------------------------
                                       Craig A. Ponzio, Chairman of the Board,
                                       President, Chief  Executive Officer
                                       (Principal Executive Officer)



Date:    January 12, 2000              /s/ Stephen M. Scheppmann
         ----------------              -----------------------------------------
                                       Stephen M. Scheppmann,
                                       Senior Vice President,
                                       Chief Financial Officer
                                       (Principal Financial Officer)