Form 10-Q
period 2000-02-27
ALBECCA INC
filed 2000-04-12
CIK 1061777

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended February 27, 2000.

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





       Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]. NO [ ].

                                  ALBECCA INC.

                               INDEX TO FORM 10-Q



                                                                                          Page No.
Part I - Financial Information

   Item 1.  Financial Statements

            Consolidated Balance Sheets as of August 29, 1999 (audited)
              and February 27, 2000 (unaudited) ........................................      3

            Consolidated Statements of Operations for the three and six months ended
              February 28, 1999 (unaudited) and February 27, 2000 (unaudited) ..........      4

            Consolidated Statements of Cash Flows for the six months ended
              February 28, 1999 (unaudited) and February 27, 2000 (unaudited) ..........      5

            Notes to the Consolidated Financial Statements .............................      6


   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ................................................     16

Part II - Other Information

   Item 6.  Exhibits and Reports on Form 8-K ...........................................     20

Signatures .............................................................................     21

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                  ALBECCA INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      August 29,       February 27,
                                                                         1999               2000
                                                                      ----------       ------------
                                     ASSETS                                             (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                            $  35,058         $  27,828
 Accounts receivable, less allowances for doubtful accounts of
  $5,190 and $6,154 at August 29, 1999 and February 27, 2000             47,298            45,988
Inventories                                                              67,620            55,631
Other current assets                                                      5,057             4,430
                                                                      ---------         ---------
      Total current assets                                              155,033           133,877
PROPERTY, PLANT AND EQUIPMENT, net                                       53,485            46,847
OTHER LONG-TERM ASSETS                                                   58,040            44,331
                                                                      ---------         ---------
                                                                      $ 266,558         $ 225,055
                                                                      =========         =========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Current maturities of long-term debt                                 $  26,589         $  19,488
 Accounts payable                                                        26,423            24,374
 Accrued liabilities                                                     26,331            29,386
                                                                      ---------         ---------
       Total current liabilities                                         79,343            73,248
                                                                      ---------         ---------
LONG-TERM DEBT, less current maturities                                 213,211           175,386
                                                                      ---------         ---------
OTHER LONG-TERM LIABILITIES                                               7,937             7,628
                                                                      ---------         ---------

SHAREHOLDERS' DEFICIT:
 Preferred stock                                                             --                --
 Class A common stock                                                         4                 4
 Class B common stock                                                       166               166
 Additional paid-in capital                                               7,326             7,326
 Accumulated deficit                                                    (33,098)          (28,954)
 Cumulative foreign currency translation adjustment                      (8,331)           (9,749)
                                                                      ---------         ---------
       Total shareholders' deficit                                      (33,933)          (31,207)
                                                                      ---------         ---------
                                                                      $ 266,558         $ 225,055
                                                                      =========         =========



The accompanying notes are an integral part of these consolidated balance sheets.

                                  ALBECCA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                                            Three months ended                  Six months ended
                                                       -----------------------------     ------------------------------
                                                       February 28,     February 27,     February 28,       February 27,
                                                           1999             2000             1999               2000
                                                       ------------     ------------     ------------       -----------
Net sales                                                $ 97,725         $ 94,153         $ 201,299         $ 194,273
Cost of sales                                              55,571           52,389           114,507           109,688
                                                         --------         --------         ---------         ---------
 Gross profit                                              42,154           41,764            86,792            84,585
Operating expenses                                         35,613           31,522            71,838            63,619
Write-down of goodwill                                         --            4,997                --             4,997
Restructuring charges                                         129               --               246                --
                                                         --------         --------         ---------         ---------
 Operating income                                           6,412            5,245            14,708            15,969
Loss on sale of Mersch entities                                --            1,382                --             1,382
Interest income                                              (462)          (1,011)           (1,019)           (1,831)
Interest expense                                            6,545            5,956            13,669            12,369
                                                         --------         --------         ---------         ---------
 Income (loss) before provision for income taxes,
  minority interest and extraordinary gain                    329           (1,082)            2,058             4,049
Provision for income taxes                                    251              363             1,310             1,225
Minority interest                                              51               90               248               204
                                                         --------         --------         ---------         ---------
 Income (loss) before extraordinary gain                       27           (1,535)              500             2,620
Extraordinary gain on retirement of debt,
 net of tax                                                    --            1,544                --             4,524
                                                         --------         --------         ---------         ---------
    Net income                                           $     27         $      9         $     500         $   7,144
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

                                  ALBECCA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                   Six months ended
                                                             ----------------------------
                                                             February 28,    February 27,
                                                                1999             2000
                                                             ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES:
 Net income                                                   $    500         $  7,144
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interest                                                248              204
  Depreciation and amortization                                  4,775            3,933
  Loss on disposal of property, plant and equipment                227                5
  Write-down of goodwill                                            --            4,997
  Loss on sale of Mersch entities                                   --            1,382
  Extraordinary gain on retirement of debt                          --           (4,524)
  Changes in operating assets and liabilities:
   Accounts receivable                                          (3,594)          (5,908)
   Inventories                                                   1,047            7,910
   Other current assets                                           (667)             268
   Accounts payable                                               (227)           1,600
   Accrued liabilities                                             892            5,535
   Other                                                        (1,257)            (236)
                                                              --------         --------
    Net cash provided by operating activities                    1,944           22,310
                                                              --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                     (2,159)          (6,316)
 Acquisitions of businesses, net                                (3,594)              --
 Proceeds from sales of property and equipment                     197            1,411
 Proceeds from sale of Mersch entities                              --           16,278
 Changes in other long-term assets                              (1,244)             687
                                                              --------         --------
   Net cash provided by (used in) investing activities          (6,800)          12,060
                                                              --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments for additional debt issue costs                         (195)              --
 Proceeds from revolving credit facilities                      17,961           14,424
 Repayments of revolving credit facilities                     (18,334)         (20,242)
 Proceeds from long-term debt                                    8,920            2,752
 Repayments of long-term debt                                  (12,291)         (35,871)
 Distributions to shareholders                                  (4,307)          (3,000)
                                                              --------         --------
   Net cash used in financing activities                        (8,246)         (41,937)
                                                              --------         --------
EFFECT OF EXCHANGE RATE ON CASH                                 (1,109)             337
                                                              --------         --------

NET DECREASE IN CASH                                           (14,211)          (7,230)
CASH and cash equivalents at beginning of period                54,884           35,058
                                                              --------         --------
CASH and cash equivalents at end of period                    $ 40,673         $ 27,828
                                                              ========         ========

SUPPLEMENTAL INFORMATION:
 Interest paid                                                $ 13,617         $ 12,491
                                                              ========         ========
 Income taxes paid                                            $  1,209         $  1,351
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

Note 5.       INFREQUENT ITEMS

WRITE-DOWN OF GOODWILL

         In October 1997, the Company acquired Robert F. deCastro, Inc. ("deCastro") a distributor of products in the pre-framed art and the custom framing markets. Since the acquisition, the demand in the markets for the deCastro product line has dramatically decreased or ceased. As a result, in the second quarter of fiscal 2000, management determined to redirect its effort from pre-framed art and to focus its energies and resources, both financial and managerial, on the custom picture framing market. The Company determined that the estimated future undiscounted cash flows of the deCastro product line were below the carrying value of the associated long-lived assets, primarily consisting of goodwill. Accordingly, during the second quarter of fiscal 2000, the Company adjusted the carrying value of deCastro's unamortized goodwill to its estimated fair value of approximately $.2 million, resulting in a non-cash impairment charge of approximately $5.0 million. The estimated fair value of goodwill was based on anticipated future cash flows discounted at a rate commensurate with the risk involved.

SALE OF MERSCH ENTITIES

         In the second quarter of fiscal 2000, Albecca made a decision to sell its investment in its Mersch entities, a manufacturer and supplier of readymade frames to large European discount stores, located in Germany and France. This decision was based on management's decision to focus its energies and resources, both financial and managerial, on the European custom picture framing market. In January 2000, Albecca sold its investment in its Mersch entities for cash of $16.3 million and retained certain long-term assets of $3.0 million, for total gross consideration of $19.3 million. In addition, the Company retained certain liabilities of $12.5 million (which were primarily paid at closing). The loss on the sale of the Mersch entities was approximately $1.4 million. The sales agreement required the Mersch entities to maintain a minimum level of working capital through the closing date as supported by a closing balance sheet audit, which has not yet been completed. In the opinion of management, the sale of the Mersch entities will not have a material impact on the future operations or financial position of the Company. The Mersch entities' five month sales and operating income for fiscal 2000 were approximately $10.0 million and $.1 million, respectively.

                                  ALBECCA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

PREVIOUSLY REPORTED RESTRUCTURING PLANS

SWEDEN

         As of February 27, 2000, the Company's closure of its duplicate facilities in Sweden was substantially complete. None of the 25 team members originally identified for termination remained at the facility. The facility was sold in August 1999 and physical possession was transferred during the second quarter of fiscal 2000.

NEW ZEALAND

         As of February 27, 2000, the Company continued to sell existing assets and collect existing accounts receivable related to its closed New Zealand distribution operations through its Australian operations. None of the 9 team members originally identified for termination remained at the facility at February 27, 2000. The Company estimates that the remaining closure activities will be materially complete by the end of fiscal 2000.

GREECE

         As of February 27, 2000, one of the original 14 team members related to the Company's closed distribution operations in Greece, still remained to sell existing assets and collect existing accounts receivable. The Company estimates that the team member will continue to provide services through August 2000.

UNITED STATES

         As of February 27, 2000, the Company's management continues to assess and monitor its plan with respect to the closure of the Company's facilities acquired in connection with its 1998 acquisitions, and expects to complete its restructuring plans by the end of fiscal 2000.

UNITED KINGDOM

         As of February 27, 2000, none of the original 59 team members remained with respect to the closure of the Company's plastic moulding manufacturing operations in the United Kingdom and all material events associated with the restructuring plan had been completed.

         For more descriptive information of the above mentioned restructuring plans, please see the Company's Form 10-K for the fiscal year ended August 29, 1999, as filed with the Securities and Exchange Commission.

SUMMARY OF PREVIOUSLY REPORTED RESTRUCTURING PLANS.

         As of February 27, 2000, as it relates to the Company's fiscal 1998 and 1999 restructuring plans, approximately $206,000 of restructuring charges remained in accrued liabilities representing severance and other termination costs of approximately $44,000 and approximately $162,000 of lease termination and other related exit costs.

         A summary of the previously reported restructuring plans and activity consist of the following estimated accrued future cash/non-cash requirements:


CLOSURE OF SWEDEN DUPLICATE FACILITY:                Write-down of       Severance and
                                                     property and      other termination       Other exit
                                                      equipment            benefits              costs             Total
                                                     -------------     -----------------      -----------       -----------
1999 Provision                                         $ 700,000            $ 275,000          $  45,000        $ 1,020,000
          Non-cash                                       700,000                   --                 --            700,000
                                                       ---------            ---------          ---------        -----------
          Cash                                                --              275,000             45,000            320,000
Fiscal 1999 cash activity                                     --             (125,000)           (30,000)          (155,000)
                                                       ---------            ---------          ---------        -----------
Balance as of August 29, 1999                                 --              150,000             15,000            165,000
First quarter 2000 cash activity (unaudited)                  --             (150,000)           (15,000)          (165,000)
                                                       ---------            ---------          ---------        -----------
Balance as of November 28, 1999 (unaudited)                   --                   --                 --                 --
Second quarter 2000 cash activity (unaudited)                 --                   --                 --                 --
                                                       ---------            ---------          ---------        -----------
Balance as of February 27, 2000 (unaudited)            $      --            $      --          $      --        $        --
                                                       =========            =========          =========        ===========

                                  ALBECCA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


CLOSURE OF OPERATIONS IN NEW ZEALAND:             Write-down       Severance
                                                  of property      and other
                                                     and          termination       Other exit
                                                   equipment        benefits          costs              Total
                                                  -----------     -----------       ----------         ---------
1999 Provision                                       $75,000        $ 48,000         $ 102,000         $ 225,000
     Non-cash                                         75,000              --                --            75,000
                                                     -------        --------         ---------         ---------
     Cash                                                 --          48,000           102,000           150,000
Fiscal 1999 cash activity                                 --         (30,000)          (75,000)         (105,000)
                                                     -------        --------         ---------         ---------
Balance as of August 29, 1999                             --          18,000            27,000            45,000
First quarter 2000 cash activity (unaudited)              --          (3,000)           (3,000)           (6,000)
                                                     -------        --------         ---------         ---------
Balance as of November 28, 1999 (unaudited)               --          15,000            24,000            39,000
Second quarter 2000 cash activity (unaudited)             --              --                --                --
                                                     -------        --------         ---------         ---------
Balance as of February 27, 2000 (unaudited)          $    --        $ 15,000         $  24,000         $  39,000
                                                     =======        ========         =========         =========


                                                                     Severance
                                                                     and other
CLOSURE OF OPERATIONS IN GREECE:                  Write-off of      termination       Other exit
                                                    goodwill          benefits           costs             Total
                                                  ------------      -----------       ----------         ---------

1998 Provision                                       $333,000        $  79,000         $ 104,000         $ 516,000
      Non-cash                                        333,000               --                --           333,000
                                                     --------        ---------         ---------         ---------
      Cash                                                 --           79,000           104,000           183,000
Fiscal 1998 cash activity                                  --               --                --                --
                                                     --------        ---------         ---------         ---------
Balance as of August 30, 1998                              --           79,000           104,000           183,000
1999 provision                                             --               --           129,000           129,000
Fiscal 1999 cash activity                                  --          (70,000)         (129,000)         (199,000)
                                                     --------        ---------         ---------         ---------
Balance as of August 29, 1999                              --            9,000           104,000           113,000
First quarter 2000 cash activity (unaudited)               --               --                --                --
                                                     --------        ---------         ---------         ---------
Balance as of November 28, 1999 (unaudited)                --            9,000           104,000           113,000
Second quarter 2000 cash activity (unaudited)              --               --                --                --
                                                     --------        ---------         ---------         ---------
Balance as of February 27, 2000 (unaudited)          $     --        $   9,000         $ 104,000         $ 113,000
                                                     ========        =========         =========         =========


                                                                     Severance
                                                                     and other
                                                                    termination        Other exit
CLOSURE OF U.S. FACILITIES:                                           benefits            costs            Total
                                                                    -----------        ----------        ---------

1998 Provision                                                       $ 234,000         $  42,000         $ 276,000
     Non-cash                                                               --                --                --
                                                                     ---------         ---------         ---------
     Cash                                                              234,000            42,000           276,000
Fiscal 1998 cash activity                                                   --           (42,000)          (42,000)
                                                                     ---------         ---------         ---------
Balance as of August 30, 1998                                          234,000                --           234,000
1999 provision                                                              --           117,000           117,000
Fiscal 1999 cash activity                                             (145,000)         (108,000)         (253,000)
                                                                     ---------         ---------         ---------
Balance as of August 29, 1999                                           89,000             9,000            98,000
First quarter 2000 provision (unaudited)                               (54,000)           54,000                --
First quarter 2000 cash activity (unaudited)                           (15,000)          (54,000)          (69,000)
                                                                     ---------         ---------         ---------
Balance as of November 28, 1999 (unaudited)                             20,000             9,000            29,000
Second quarter 2000 cash activity (unaudited)                               --                --                --
                                                                     ---------         ---------         ---------
Balance as of February 27, 2000 (unaudited)                          $  20,000         $   9,000         $  29,000
                                                                     =========         =========         =========

                                  ALBECCA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

                                                   Write-down      Severance            Lease
                                                   of property      and other         termination
CLOSURE OF THE UNITED KINGDOM PLASTIC MOULDING        and          termination         and exit
MANUFACTURING OPERATIONS:                           equipment        benefits            costs              Total
                                                   -----------     ------------       -----------        -----------

1998 Provision                                       $775,000        $ 230,000         $ 465,000         $ 1,470,000
     Non-cash                                         775,000               --                --             775,000
                                                     --------        ---------         ---------         -----------
     Cash                                                  --          230,000           465,000             695,000
Fiscal 1998 cash activity                                  --         (216,000)               --            (216,000)
                                                     --------        ---------         ---------         -----------
Balance as of August 30, 1998                              --           14,000           465,000             479,000
Fiscal 1999 cash activity                                  --          (14,000)         (440,000)           (454,000)
                                                     --------        ---------         ---------         -----------
Balance as of August 29, 1999                              --               --            25,000              25,000
First quarter 2000 cash activity (unaudited)               --               --                --                  --
                                                     --------        ---------         ---------         -----------
Balance as of November 28,1999 (unaudited)                 --               --            25,000              25,000
Second quarter 2000 cash activity (unaudited)              --               --                --                  --
                                                     --------        ---------         ---------         -----------
Balance as of February 27, 2000 (unaudited)          $     --        $      --         $  25,000         $    25,000
                                                     ========        =========         =========         ===========

Note 6.  EXTRAORDINARY ITEM

    In September and November 1999, and February 2000, the Company retired a portion of its senior subordinated notes with a combined face value of $23.8 million. The debt retirements resulted in extraordinary gains approximating $4.5 million, net of state income taxes of approximately $.2 million.

Note 7.       INVENTORIES

    Inventories consist of the following (in thousands):

                          August 29,        February 27,
                             1999               2000
                          ----------        ------------
Raw materials              $12,435            $ 9,338
Work in process              2,276              2,003
Finished goods              52,909             44,290
                           -------            -------
                           $67,620            $55,631
                           =======            =======

Note 8.       RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 9.       COMPREHENSIVE INCOME

    Comprehensive income for the Company is as follows (in thousands):


                                                    Three Months Ended             Six Months Ended
                                              ----------------------------   ---------------------------
                                              February 28,   February 27,    February 28,   February 27,
                                                 1999            2000           1999            2000
                                              ------------   ------------    ------------   -----------
Net income, as reported                         $    27         $     9         $ 500         $ 7,144
Foreign currency translation adjustments         (2,534)         (1,123)         (405)         (1,418)
                                                -------         -------         -----         -------
Total comprehensive income (loss)               $(2,507)        $(1,114)        $  95         $ 5,726
                                                =======         =======         =====         =======

                                  ALBECCA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

Note 10.      COMMITMENTS AND CONTINGENCIES

CONSTRUCTION OF MANUFACTURING FACILITY

         Albecca has entered into a commitment to build a new manufacturing facility in Ashland, Wisconsin, consisting of land and a building, for a net capitalizable cost of approximately $4.3 million. As of February 27, 2000, the Company had expended approximately $3.3 million for this project. Completion of construction is expected to occur in the fourth quarter of fiscal 2000.

LITIGATION

         The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 11.      GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

                                  ALBECCA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (in thousands)


                                                                                   February 27, 2000 (Unaudited)
                                                          --------------------------------------------------------------------------
                                                                                                         Consolidated
                                                                           Subsidiary    Subsidiary       Elimination   Consolidated
                                                          Albecca Inc.     Guarantors   Nonguarantors       Entries         Total
                                                          ------------     ----------   -------------    -------------  ------------
                    ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                  $  20,043       $    139      $   7,646       $      --       $  27,828
 Accounts receivable, net                                          --         19,285         26,703              --          45,988
 Intercompany accounts receivable                                  --         50,316          1,245         (51,561)             --
 Inventories                                                       --         23,371         32,260              --          55,631
 Other current assets                                             127            655          3,648              --           4,430
                                                            ---------       --------      ---------       ---------       ---------
  Total current assets                                         20,170         93,766         71,502         (51,561)        133,877
PROPERTY, PLANT AND EQUIPMENT, net                                 --         10,736         36,111              --          46,847
OTHER LONG-TERM ASSETS                                          5,514         13,837         24,980              --          44,331
INVESTMENT IN SUBSIDIARIES                                     43,453             --          7,886         (51,339)             --
INTERCOMPANY LOANS RECEIVABLE                                  92,413             --             --         (92,413)             --
                                                            ---------       --------      ---------       ---------       ---------
                                                            $ 161,550       $118,339      $ 140,479       $(195,313)      $ 225,055
                                                            =========       ========      =========       =========       =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Current maturities of long-term debt                       $      --       $    757      $  18,731       $      --       $  19,488
 Accounts payable                                                  --          8,144         16,230              --          24,374
 Intercompany accounts payable                                 42,657            733          8,171         (51,561)             --
 Accrued liabilities                                              965         18,947          9,474              --          29,386
                                                            ---------       --------      ---------       ---------       ---------
  Total current liabilities                                    43,622         28,581         52,606         (51,561)         73,248
                                                            ---------       --------      ---------       ---------       ---------
LONG-TERM DEBT, less current maturities                       164,930          2,034          8,422              --         175,386
                                                            ---------       --------      ---------       ---------       ---------
INTERCOMPANY LOANS PAYABLE                                         --             --         92,413         (92,413)             --
                                                            ---------       --------      ---------       ---------       ---------
OTHER LONG-TERM LIABILITIES                                        --          3,967          3,661              --           7,628
                                                            ---------       --------      ---------       ---------       ---------
SHAREHOLDERS' EQUITY (DEFICIT):
 Preferred stock                                                   --             --             --              --              --
 Class A common stock                                               4             --             --              --               4
 Class B common stock                                             166             --             --              --             166
 Additional paid-in capital                                     8,912         41,826          7,927         (51,339)          7,326
 Accumulated earnings (deficit)                               (56,084)        41,442        (14,312)             --         (28,954)
 Cumulative foreign currency translation adjustment                --            489        (10,238)             --          (9,749)
                                                            ---------       --------      ---------       ---------       ---------
  Total shareholders' equity (deficit)                        (47,002)        83,757        (16,623)        (51,339)        (31,207)
                                                            ---------       --------      ---------       ---------       ---------
                                                            $ 161,550       $118,339      $ 140,479       $(195,313)      $ 225,055
                                                            =========       ========      =========       =========       =========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (in thousands)

                                                                                      August 29, 1999
                                                        --------------------------------------------------------------------------
                                                                                                     Consolidated
                                                                       Subsidiary    Subsidiary       Elimination   Consolidated
                                                        Albecca Inc.   Guarantors   Nonguarantors       Entries         Total
                                                        ------------   ----------   -------------    -------------  ------------
                ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                               $  27,424       $  1,747      $   5,887       $      --       $  35,058
 Accounts receivable, net                                       --         17,526         29,772              --          47,298
 Intercompany accounts receivable                               --         29,917            513         (30,430)             --
 Inventories                                                    --         28,212         39,408              --          67,620
 Other current assets                                           49            432          4,576              --           5,057
                                                         ---------       --------      ---------       ---------       ---------
     Total current assets                                   27,473         77,834         80,156         (30,430)        155,033
PROPERTY, PLANT AND EQUIPMENT, net                              --          8,088         45,397              --          53,485
OTHER LONG-TERM ASSETS                                       6,443         18,884         32,713              --          58,040
INVESTMENT IN SUBSIDIARIES                                  43,453             --          7,559         (51,012)             --
INTERCOMPANY LOANS RECEIVABLE                               94,598             --             13         (94,611)             --
                                                         ---------       --------      ---------       ---------       ---------
                                                         $ 171,967       $104,806      $ 165,838       $(176,053)      $ 266,558
                                                         =========       ========      =========       =========       =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Current maturities of long-term debt                    $      --       $  2,209      $  24,380       $      --       $  26,589
 Accounts payable                                               --          8,611         17,812              --          26,423
 Intercompany accounts payable                              21,742            155          8,533         (30,430)             --
 Accrued liabilities                                           895         16,336          9,100              --          26,331
                                                         ---------       --------      ---------       ---------       ---------
     Total current liabilities                              22,637         27,311         59,825         (30,430)         79,343
                                                         ---------       --------      ---------       ---------       ---------
LONG-TERM DEBT, less current maturities                    188,750          2,045         22,416              --         213,211
                                                         ---------       --------      ---------       ---------       ---------
INTERCOMPANY LOANS PAYABLE                                      --             13         94,598         (94,611)             --
                                                         ---------       --------      ---------       ---------       ---------
OTHER LONG-TERM LIABILITIES                                     --          3,975          3,962              --           7,937
                                                         ---------       --------      ---------       ---------       ---------
SHAREHOLDERS' EQUITY (DEFICIT):
 Preferred stock                                                --             --             --              --              --
 Class A common stock                                            4             --             --              --               4
 Class B common stock                                          166             --             --              --             166
 Additional paid-in capital                                  8,912         41,500          7,926         (51,012)          7,326
 Accumulated earnings (deficit)                            (48,502)        29,811        (14,407)             --         (33,098)
 Cumulative foreign currency translation adjustment             --            151         (8,482)             --          (8,331)
                                                         ---------       --------      ---------       ---------       ---------
     Total stockholders' equity (deficit)                  (39,420)        71,462        (14,963)        (51,012)        (33,933)
                                                         ---------       --------      ---------       ---------       ---------
                                                         $ 171,967       $104,806      $ 165,838       $(176,053)      $ 266,558
                                                         =========       ========      =========       =========       =========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)

                                                                                    Three Months Ended
                                                                               February 27, 2000 (Unaudited)
                                                        ----------------------------------------------------------------------
                                                                                                    Consolidated
                                                                       Subsidiary    Subsidiary     Elimination   Consolidated
                                                        Albecca Inc.   Guarantors   Nonguarantors      Entries       Total
                                                        ------------   ----------   -------------  -------------  ------------

Net sales                                                 $    --       $56,243      $ 39,767       $(1,857)      $ 94,153
Cost of sales                                                  --        30,067        24,179        (1,857)        52,389
                                                          -------       -------      --------       -------       --------
  Gross profit                                                 --        26,176        15,588            --         41,764
Operating expenses                                             13        17,075        14,434            --         31,522
Write-down of goodwill                                         --         4,997            --            --          4,997
                                                          -------       -------      --------       -------       --------
  Operating income                                            (13)        4,104         1,154            --          5,245
Loss on sale of Mersch entities                                --            --         1,382            --          1,382
Interest income                                            (1,011)           --            --            --         (1,011)
Interest expense                                            5,315            58           583            --          5,956
                                                          -------       -------      --------       -------       --------
  Income (loss) before provision for income taxes,
    minority interest and extraordinary gain               (4,317)        4,046          (811)           --         (1,082)
Provision for income taxes                                     --           120           243            --            363
Minority interest                                              --            --            90            --             90
                                                          -------       -------      --------       -------       --------
  Income (loss) before extraordinary gain                  (4,317)        3,926        (1,144)           --         (1,535)
Extraordinary gain on retirement of debt, net of tax        1,544            --            --            --          1,544
                                                          -------       -------      --------       -------       --------
      Net income (loss)                                   $(2,773)      $ 3,926      $ (1,144)      $    --       $      9
                                                          =======       =======      ========       =======       ========



                                                                                    Three Months Ended
                                                                               February 28, 1999 (Unaudited)
                                                        ----------------------------------------------------------------------
                                                                                                    Consolidated
                                                                       Subsidiary    Subsidiary     Elimination   Consolidated
                                                        Albecca Inc.   Guarantors   Nonguarantors      Entries       Total
                                                        ------------   ----------   -------------  -------------  ------------

Net sales                                                 $    --       $51,242      $ 49,542       $(3,059)      $ 97,725
Cost of sales                                                  --        28,338        30,292        (3,059)        55,571
                                                          -------       -------      --------       -------       --------
  Gross profit                                                 --        22,904        19,250            --         42,154
Operating expenses                                              5        17,909        17,699            --         35,613
Restructuring charges                                          --            --           129            --            129
                                                          -------       -------      --------       -------       --------
  Operating income                                             (5)        4,995         1,422            --          6,412
Interest income                                              (462)           --            --            --           (462)
Interest expense                                            5,464           133           948            --          6,545
                                                          -------       -------      --------       -------       --------
  Income (loss) before provision for income taxes,
    minority interest and extraordinary gain               (5,007)        4,862           474            --            329
Provision for income taxes                                     --           120           131            --            251
Minority interest                                              --            --            51            --             51
                                                          -------       -------      --------       -------       --------
      Net income (loss)                                   $(5,007)      $ 4,742      $    292       $    --       $     27
                                                          =======       =======      ========       =======       ========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)

                                                                                    Six Months Ended
                                                                               February 27, 2000 (Unaudited)
                                                          ----------------------------------------------------------------------
                                                                                                      Consolidated
                                                                         Subsidiary    Subsidiary     Elimination   Consolidated
                                                          Albecca Inc.   Guarantors   Nonguarantors      Entries       Total
                                                          ------------   ----------   -------------  -------------  ------------

Net sales                                                  $     --       $ 111,832       $ 86,609       $(4,168)      $ 194,273
Cost of sales                                                    --          60,907         52,949        (4,168)        109,688
                                                           --------       ---------       --------       -------       ---------
  Gross profit                                                   --          50,925         33,660            --          84,585
Operating expenses                                               97          33,898         29,624            --          63,619
Write-down of goodwill                                           --           4,997             --            --           4,997
                                                           --------       ---------       --------       -------       ---------
  Operating income                                              (97)         12,030          4,036            --          15,969
Loss on sale of Mersch entities                                  --              --          1,382            --           1,382
Interest income                                              (1,831)             --             --            --          (1,831)
Interest expense                                             10,840             159          1,370            --          12,369
                                                           --------       ---------       --------       -------       ---------
  Income (loss) before provision for income taxes,
    minority interest and extraordinary gain                 (9,106)         11,871          1,284            --           4,049
Provision for income taxes                                       --             240            985            --           1,225
Minority interest                                                --              --            204            --             204
                                                           --------       ---------       --------       -------       ---------
  Income (loss) before extraordinary gain                    (9,106)         11,631             95            --           2,620
Extraordinary gain on retirement of debt, net of tax          4,524              --             --            --           4,524
                                                           --------       ---------       --------       -------       ---------
Net income (loss)                                          $ (4,582)      $  11,631       $     95       $    --       $   7,144
                                                           ========       =========       ========       =======       =========

      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                               $ 14,194       $   3,009       $  5,107       $    --       $  22,310
                                                           --------       ---------       --------       -------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                     --          (3,537)        (2,779)           --          (6,316)
  Proceeds from sales of property, plant
    and equipment                                                --              61          1,350            --           1,411
  Proceeds from sale of Mersch entities                          --              --         16,278            --          16,278
  Changes in other long-term assets                             722            (196)           161            --             687
                                                           --------       ---------       --------       -------       ---------
  Net cash provided by (used in) investing activities           722          (3,672)        14,600            --          12,060
                                                           --------       ---------       --------       -------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facilities                      --              --         14,424            --          14,424
  Repayments of revolving credit facilities                      --              --        (20,242)           --         (20,242)
  Proceeds from long-term debt                                   --              --          2,752            --           2,752
  Repayments of long-term debt                              (19,297)         (1,518)       (15,056)           --         (35,871)
  Distributions to shareholders                              (3,000)            325           (325)           --          (3,000)
                                                           --------       ---------       --------       -------       ---------
  Net cash used in financing activities                     (22,297)         (1,193)       (18,447)           --         (41,937)
                                                           --------       ---------       --------       -------       ---------
EFFECT OF EXCHANGE RATE ON CASH                                  --             248             89            --             337
                                                           --------       ---------       --------       -------       ---------
NET INCREASE (DECREASE) IN CASH                              (7,381)         (1,608)         1,759            --          (7,230)
Cash and cash equivalents, beginning of period               27,424           1,747          5,887            --          35,058
                                                           --------       ---------       --------       -------       ---------
Cash and cash equivalents, end of period                   $ 20,043       $     139       $  7,646       $    --       $  27,828
                                                           ========       =========       ========       =======       =========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)

                                                                                    Six Months Ended
                                                                               February 28, 1999 (Unaudited)
                                                          -------------------------------------------------------------------------
                                                                                                        Consolidated
                                                                           Subsidiary     Subsidiary     Elimination   Consolidated
                                                          Albecca Inc.     Guarantors    Nonguarantors      Entries       Total
                                                          ------------     ----------    -------------  -------------  ------------
Net sales                                                    $     --       $ 103,332       $ 102,818       $(4,851)      $ 201,299
Cost of sales                                                      --          57,219          62,139        (4,851)        114,507
                                                             --------       ---------       ---------       -------       ---------
  Gross profit                                                     --          46,113          40,679            --          86,792
Operating expenses                                                 42          36,282          35,514            --          71,838
Restructuring charges                                              --             117             129            --             246
                                                             --------       ---------       ---------       -------       ---------
  Operating income (loss)                                         (42)          9,714           5,036            --          14,708
Interest income                                                (1,019)             --              --            --          (1,019)
Interest expense                                               11,489             311           1,869            --          13,669
                                                             --------       ---------       ---------       -------       ---------
  Income (loss) before provision for income
    taxes, minority interest                                  (10,512)          9,403           3,167            --           2,058
Provision for income taxes                                         --             243           1,067            --           1,310
Minority interest                                                  --              --             248            --             248
                                                             --------       ---------       ---------       -------       ---------
      Net income (loss)                                      $(10,512)      $   9,160       $   1,852       $    --       $     500
                                                             ========       =========       =========       =======       =========

                                         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                                 $ (7,749)      $      28       $   9,665       $    --       $   1,944
                                                             --------       ---------       ---------       -------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                       --            (701)         (1,458)           --          (2,159)
  Acquisitions of businesses                                       --              --          (3,594)           --          (3,594)
  Proceeds from sales of property, plant
    and equipment                                                  --              35             162            --             197
  Changes in other long-term assets                              (373)            248          (1,119)           --          (1,244)
                                                             --------       ---------       ---------       -------       ---------
  Net cash used in investing activities                          (373)           (418)         (6,009)           --          (6,800)
                                                             --------       ---------       ---------       -------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for additional debt issue costs                       (195)             --              --            --            (195)
  Proceeds from revolving credit facilities                        --             437          17,524            --          17,961
  Repayments of revolving credit facilities                        --             (57)        (18,277)           --         (18,334)
  Proceeds from long-term debt                                     --           2,060           6,860            --           8,920
  Repayments of long-term debt                                     --          (1,997)        (10,294)           --         (12,291)
  Distributions to shareholders                                (4,307)             --              --            --          (4,307)
                                                             --------       ---------       ---------       -------       ---------
  Net cash provided by (used in) financing activities          (4,502)            443          (4,187)           --          (8,246)
                                                             --------       ---------       ---------       -------       ---------
EFFECT OF EXCHANGE RATE ON CASH                                    --              63          (1,172)           --          (1,109)
                                                             --------       ---------       ---------       -------       ---------
NET INCREASE (DECREASE) IN CASH                               (12,624)            116          (1,703)           --         (14,211)
Cash and cash equivalents, beginning of period                 49,188              18           5,678            --          54,884
                                                             --------       ---------       ---------       -------       ---------
Cash and cash equivalents, end of period                     $ 36,564       $     134       $   3,975       $    --       $  40,673
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

         The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

                                                               Three months ended                       Six months ended
                                                    -------------------------------------   -------------------------------------
                                                        February 28,       February 27,         February 28,       February 27,
                                                            1999               2000                1999               2000
                                                    ------------------  -----------------   ------------------  -----------------
Net sales                                                   100.0%              100.0%               100.0%             100.0%
Cost of sales                                                56.9                55.6                 56.9               56.5
                                                    -------------       -------------       --------------      -------------
  Gross profit                                               43.1                44.4                 43.1               43.5
Operating expenses                                           36.4                33.5                 35.7               32.7
Restructuring charges                                         0.1                   -                  0.1                  -
                                                    -------------       -------------       --------------      -------------
  Operating income                                            6.6                10.9                  7.3               10.8
Write-down of goodwill                                          -                 5.3                    -                2.6
Loss on sale of Mersch entities                                 -                 1.5                    -                0.6
Interest income                                              (0.5)               (1.1)                (0.5)              (0.9)
Interest expense                                              6.7                 6.3                  6.8                6.4
                                                    -------------       -------------       --------------      -------------
  Income (loss) before provision for income
   taxes, minority interest and extraordinary gain            0.4                (1.1)                 1.0                2.1
Provision for income taxes                                    0.3                 0.4                  0.7                0.6
Minority interest                                             0.1                 0.1                  0.1                0.1
                                                    -------------       -------------       --------------      -------------
  Income before extraordinary gain                            0.0                (1.6)                 0.2                1.4
Extraordinary gain on retirement
  of debt, net of tax                                           -                 1.6                    -                2.3
                                                    -------------       -------------       --------------      -------------
   Net income (loss)                                          0.0%                0.0%                 0.2%               3.7%
                                                    =============       =============       ===============     =============



NET SALES

         For the second quarter ended February 27, 2000, net sales were $94.2 million compared to $97.7 million for the second quarter ended February 28, 1999. For the six months ended February 27, 2000, net sales were $194.3 million compared to $201.3 million for the six months ended February 28, 1999. The decrease in net sales for the three and six months ended February 27, 2000 were primarily the result of the sale of the South African operations completed at the end of fiscal 1999 and the sale of the Mersch entities completed during January of fiscal 2000 along with unfavorable changes in foreign currency rates, partially offset by an increase in sales to independent custom framing retailers. U.S. net sales increased 10.9% and 9.5% for the three and six months ended February 27, 2000 from the comparable periods in 1999, primarily the result of an increase in sales to independent custom framing retailers. International net sales decreased 18.6% and 16.1% for the three and six months ended February 27, 2000 from the comparable periods in 1999 primarily due to the sale of the South African operations completed at the end of fiscal 1999 and the sale of the Mersch entities completed during January of fiscal 2000 and the unfavorable changes in the foreign currency exchange rates for the French franc, the Deutsche mark and the Dutch guilder.

COST OF SALES

         Cost of sales were $52.4 million and $109.7 million for the three and the six months ended February 27, 2000, compared to $55.6 million and $114.5 million for the three and the six months ended February 28, 1999. In the U.S., gross profit increased to 46.6% and 45.6% for the three and the six months ended February 27, 2000, compared to 45.5% and 45.5% for the comparable periods in 1999. The increase for the three month period was primarily the result of an improvement in the product mix sold, partially offset by the Company's continued review of its acquisition-related inventory. International gross profit margin increased to 41.2% and 41.0% for the three and six months ended February 27, 2000, compared to 40.7% and 40.8% for the comparable periods in 1999. This increase was primarily the result of a decrease in net sales of lower-margin products associated with the recently sold South African operations and the Mersch entities.

OPERATING EXPENSES

         Operating expenses were $31.5 million and $63.6 million for the three and the six months ended February 27, 2000, compared to $35.6 million and $71.8 million for the three and the six months ended February 28, 1999. In the U.S., operating expenses as a percentage of net sales decreased to 29.4% and 29.5% for the three and the six months ended February 27, 2000, compared to 34.0% and 34.5% for the comparable periods in 1999. The decrease was primarily attributable to the reduction of duplicative acquisition-related expenses and gains in efficiencies at the acquisition locations. International operating expenses as a percentage of net sales increased to 39.2% for the three months ended February 27, 2000, compared to 39.0% for the comparable period in 1999, and remained the same at 36.8% for the six months ended February 27, 2000 and February 28, 1999. The increase for the three months ended February 27, 2000 is primarily due to the decrease in net sales associated with the recently sold South African operations and the Mersch entities.

RESTRUCTURING CHARGES

         There were no restructuring charges recorded during the three and the six months ended February 27, 2000. Restructuring charges of $.1 million and $.2 million were recorded for the three and the six months ended February 28, 1999.

WRITE-DOWN OF GOODWILL

         In October 1997, the Company acquired Robert F. deCastro, Inc. ("deCastro") a distributor of products in the pre-framed art and the custom framing markets. Since the acquisition, the demand in the markets for the deCastro product line has dramatically decreased or ceased. As a result, in the second quarter of fiscal 2000, management determined to redirect its effort from pre-framed art and to focus its energies and resources, both financial and managerial, on the custom picture framing market. The Company determined that the estimated future undiscounted cash flows of the deCastro product line were below the carrying value of the associated long-lived assets, primarily consisting of goodwill. Accordingly, during the second quarter of fiscal 2000, the Company adjusted the carrying value of deCastro's unamortized goodwill to its estimated fair value of approximately $.2 million, resulting in a non-cash impairment charge of approximately $5.0 million. The estimated fair value of goodwill was based on anticipated future cash flows discounted at a rate commensurate with the risk involved.

SALE OF MERSCH ENTITIES

         In the second quarter of fiscal 2000, Albecca made a decision to sell its investment in its Mersch entities, a manufacturer and supplier of readymade frames to large European discount stores, located in Germany and France. This decision was based on management's decision to focus its energies and resources, both financial and managerial, on the European custom picture framing market. In January 2000, Albecca sold its investment in its Mersch entities for cash of $16.3 million and retained certain long-term assets of $3.0 million, for total gross consideration of $19.3 million. In addition, the Company retained certain liabilities of $12.5 million (which were primarily paid at closing). The loss on the sale of the Mersch entities was approximately $1.4 million. The sales agreement required the Mersch entities to maintain a minimum level of working capital through the closing date as supported by a closing balance sheet audit, which has not yet been completed. In the opinion of management, the sale of the Mersch entities will not have a material impact on the future operations or financial position of the Company. The Mersch entities' five month sales and operating income for fiscal 2000 were approximately $10.0 million and $.1 million, respectively.

INTEREST EXPENSE

         Interest expense was $6.0 million and $12.4 million for the three and the six months ended February 27, 2000, compared to $6.5 million and $13.7 million for the three and the six months ended February 28, 1999. The decrease in interest expense is primarily due to a decrease in long-term debt associated with the sale of the South African operations and the Mersch entities and the Company's continued focus to reduce its debt.


INTEREST INCOME

         Interest income was $1.0 million and $1.8 million for the three and the six months ended February 27, 2000, compared to $.5 million and $1.0 million for the three and six months ended February 28, 1999. The increase resulted from the interest income associated with the Company's investment in its senior subordinated notes.

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

         For the three and six months ended February 27, 2000, the Company retired $10.0 million and $23.8 million of its senior subordinated notes. The debt retirements resulted in extraordinary gains totaling $1.5 million and $4.5 million, net of state income taxes of $.1 million and $.2 million, respectively.

NET INCOME

         For the reasons set forth above, net income was $.1 million for the three months ended February 27, 2000 and net income was $7.1 million for the six months ended February 27, 2000, compared to net income of $.1 million and $.5 million for the three and six months ended February 28, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds have been, and are expected to continue to be, cash flow from operations and its on-hand cash and cash equivalents. The Company's principal need for funds historically has been to finance its working capital (principally inventory and accounts receivable), capital expenditures, acquisitions and debt reduction. As of February 27, 2000, the Company had cash and cash equivalents of $27.8 million compared to $35.1 million as of August 29, 1999.

         Net cash provided by operating activities was $22.3 million for the six months ended February 27, 2000, compared to $1.9 million for the six months ended February 28, 1999. The increase is primarily attributable to the increase in net income for the six months ended February 27, 2000 and a reduction in the Company's inventories during the period. Net cash provided by investing activities increased to $12.1 million for the six months ended February 27, 2000, compared to net cash used of $6.8 million for the six months ended February 28, 1999. The increase was primarily due to the sale of the Company's Mersch entities and a reduction in the Company's acquisition activities, partially offset by an increase in capital expenditures. During the six months ended February 27, 2000, the Company invested $6.3 million for capital expenditures, primarily associated with the construction of the Company's new manufacturing plant located in Ashland, Wisconsin. The land and building cost of the manufacturing facility is expected to be approximately $4.3 million. As of February 27, 2000, approximately $3.3 million had been expended on the project. Completion is expected during the fourth quarter of fiscal 2000. Net cash used in financing activities increased to $41.9 million compared to $8.2 million for the six months ended February 28, 1999, primarily due to the Company retiring a portion of its senior subordinated debt with a face value of $23.8 million and debt reduction of $11.9 million associated with the sale of the Mersch entities.

         As of February 27, 2000, Albecca had outstanding indebtedness of approximately $194.9 million, consisting of $164.9 million in principal amount of the August 1998 senior subordinated debt and $30.0 million of other indebtedness. As of August 29, 1999, Albecca had outstanding indebtedness of approximately $239.8 million, consisting of $188.8 million in principal amount of the notes and $51.0 million of other indebtedness.

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

         Albecca has incurred expenses of $1.1 million in conjunction with the Year 2000 compliance project. The majority of these expenditures have been expensed during fiscal 1999.

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

         As of the filing date of this Form 10-Q, the Company has not experienced any significant Year 2000 issues arising from its systems or those of its material vendors and suppliers. To the extent that there might be any ongoing Year 2000 issues that might arise at a later date, the Company has contingency plans in place to address such issues. The Company continues to maintain close contact with third parties with whom it has material relationships, such as vendors, suppliers and financial institutions, with respect to such third parties' Year 2000 compliance and any ongoing Year 2000 issues that might arise at a later date. In light of the Company's efforts, the Year 2000 issue has had no material adverse effect to date on the operations or results of operations of the Company, and is not expected to have a material impact on the Company's financial statements. However, there can be no assurance that the Company or any third parties will not have ongoing Year 2000 issues that may have a material adverse effect on the Company's business, operating results and financial condition in the future.

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


                                    ALBECCA INC.
                                     (registrant)


Date:    April 12, 2000             /s/ Craig A. Ponzio
      -------------------           ------------------------------------------
                                    Craig A. Ponzio, Chairman of the Board,
                                    President, Chief  Executive Officer
                                    (Principal Executive Officer)



Date:    April 12, 2000             /s/ Stephen M. Scheppmann
      -------------------           ------------------------------------------
                                    Stephen M. Scheppmann,
                                    Senior Vice President,
                                    Chief Financial Officer
                                    (Principal Financial Officer)