Form 10-Q
period 2000-05-28
ALBECCA INC
filed 2000-07-12
CIK 1061777

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended May 28, 2000.

                                       or

[ ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the transition period from                to
                                                            -------------
       ----------------------.

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





         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

                                  ALBECCA INC.

                               INDEX TO FORM 10-Q


                                                                                                                 Page No.
Part I - Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of August 29, 1999 (audited)
                 and May 28, 2000 (unaudited) .......................................................................3

              Consolidated Statements of Operations for the three and nine months ended
                 May 30, 1999 (unaudited) and May 28, 2000 (unaudited)  .............................................4

              Consolidated Statements of Cash Flows for the nine months ended
                 May 30, 1999 (unaudited) and May 28, 2000 (unaudited)  .............................................5

              Notes to the Consolidated  Financial  Statements  .....................................................6


     Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .........................................................................18

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K  ....................................................................22

Signatures .........................................................................................................23

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                  ALBECCA INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                    August 29, 1999     May 28, 2000
                                                                    ---------------     ------------
                                     ASSETS                                             (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                            $  35,058         $  24,985
  Accounts receivable, less allowances for doubtful accounts of
    $5,190 and $6,329 at August 29, 1999 and May 28, 2000                 47,298            42,678
  Inventories                                                             67,620            52,074
  Other current assets                                                     5,057             5,957
                                                                       ---------         ---------
      Total current assets                                               155,033           125,694
PROPERTY, PLANT AND EQUIPMENT, net                                        53,485            44,659
OTHER LONG-TERM ASSETS                                                    58,040            43,599
                                                                       ---------         ---------
                                                                       $ 266,558         $ 213,952
                                                                       =========         =========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current maturities of long-term debt                                 $  26,589         $  13,312
  Accounts payable                                                        26,423            22,012
  Accrued liabilities                                                     26,331            29,389
                                                                       ---------         ---------
      Total current liabilities                                           79,343            64,713
                                                                       ---------         ---------
LONG-TERM DEBT, less current maturities                                  213,211           173,774
                                                                       ---------         ---------
OTHER LONG-TERM LIABILITIES                                                7,937             8,975
                                                                       ---------         ---------

SHAREHOLDERS' DEFICIT:
  Preferred stock                                                             --                --
  Class A common stock                                                         4                 4
  Class B common stock                                                       166               166
  Additional paid-in capital                                               7,326             7,326
  Accumulated deficit                                                    (33,098)          (27,426)
  Cumulative foreign currency translation adjustment                      (8,331)          (13,580)
                                                                       ---------         ---------
      Total shareholders' deficit                                        (33,933)          (33,510)
                                                                       ---------         ---------
                                                                       $ 266,558         $ 213,952
                                                                       =========         =========

The accompanying notes are an integral part of these consolidated balance sheets.

                                  ALBECCA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                                               Three Months Ended                  Nine Months Ended
                                                         -----------------------------     --------------------------------
                                                         May 30, 1999     May 28, 2000      May 30, 1999        May 28, 2000
                                                         ------------     ------------     ------------        ------------
Net sales                                                  $ 96,224          $ 87,883          $ 297,523          $ 282,156
Cost of sales                                                55,765            47,647            170,272            157,335
                                                           --------          --------          ---------          ---------
  Gross profit                                               40,459            40,236            127,251            124,821
Operating expenses                                           33,932            24,645            105,770             88,264
Restructuring charges                                         1,245               855              1,491                855
Write-down of goodwill                                           --                --                 --              4,997
                                                           --------          --------          ---------          ---------
  Operating income                                            5,282            14,736             19,990             30,705
Loss on disposition of Mersch entities                           --               472                 --              1,854
Interest income                                                (604)           (1,263)            (1,623)            (3,094)
Interest expense                                              6,245             6,033             19,914             18,402
                                                           --------          --------          ---------          ---------
  Income (loss) before provision for income taxes,
    minority interest and extraordinary gain                   (359)            9,494              1,699             13,543
Provision for income taxes                                      539               358              1,849              1,583
Minority interest                                               107                58                355                262
                                                           --------          --------          ---------          ---------
  Income (loss) before extraordinary gain                    (1,005)            9,078               (505)            11,698
Extraordinary gain on retirement of debt,
  net of tax                                                  1,008                --              1,008              4,524
                                                           --------          --------          ---------          ---------
    Net income                                             $      3          $  9,078          $     503          $  16,222
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

                                  ALBECCA INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                           Nine Months Ended
                                                                   --------------------------------
                                                                   May 30, 1999        May 28, 2000
                                                                   ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $      503          $ 16,222
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Minority interest                                                     355               262
    Depreciation and amortization                                       6,619             6,384
    Loss (gain) on disposal of property, plant and equipment              483               (78)
    Write-down of goodwill                                                 --             4,997
    Loss on disposition of Mersch entities                                 --             1,854
    Extraordinary gain on retirement of debt                           (1,008)           (4,524)
    Changes in operating assets and liabilities:
      Accounts receivable                                              (2,704)           (3,686)
      Inventories                                                       1,876             9,760
      Other current assets                                             (1,001)             (905)
      Accounts payable                                                 (1,745)             (885)
      Accrued liabilities                                               8,990             5,430
      Other                                                            (1,632)            1,167
                                                                     --------          --------
        Net cash provided by operating activities                      10,736            35,998
                                                                     --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                           (4,520)           (7,760)
  Acquisitions of businesses, net                                      (3,594)           (2,449)
  Proceeds from sales of property, plant and equipment                  1,624             1,452
  Proceeds from disposition of Mersch entities                             --            16,278
  Changes in other long-term assets                                      (627)            1,205
                                                                     --------          --------
        Net cash (used in) provided by investing activities            (7,117)            8,726
                                                                     --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for additional debt issue costs                               (195)               --
  Proceeds from revolving credit facilities                            26,679            20,550
  Repayments of revolving credit facilities                           (25,411)          (29,199)
  Proceeds from long-term debt                                         14,486             3,098
  Repayments of long-term debt                                        (27,490)          (40,219)
  Distributions to shareholders                                        (4,308)          (10,550)
                                                                     --------          --------
        Net cash used in financing activities                         (16,239)          (56,320)
                                                                     --------          --------
EFFECT OF EXCHANGE RATE ON CASH                                        (1,790)            1,523
                                                                     --------          --------

NET DECREASE IN CASH                                                  (14,410)          (10,073)
CASH and cash equivalents at beginning of period                       54,884            35,058
                                                                     --------          --------
CASH and cash equivalents at end of period                           $ 40,474          $ 24,985
                                                                     ========          ========

SUPPLEMENTAL INFORMATION:
  Interest paid                                                      $ 14,969          $ 13,245
                                                                     ========          ========
  Income taxes paid                                                  $  2,531          $  2,382
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

Note 3.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Albecca Inc. ("Albecca", the "Company") and its subsidiaries. All significant intercompany transactions have been eliminated. Minority interest represents minority shareholders' interest in majority-owned subsidiaries.

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

Note 5.       ACQUISITION

         During March 2000, the Company acquired the outstanding 23% interest in its Italian subsidiary for approximately $2.4 million in cash.

Note 6.       INFREQUENT ITEMS

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

DISPOSITION OF MERSCH ENTITIES

         In the second quarter of fiscal 2000, Albecca made a decision to sell its investment in its Mersch entities, a manufacturer and supplier of readymade frames to large European discount stores, located in Germany and France. This decision was based on management's continued initiative to focus its energies and resources, both financial and managerial, on the European custom picture framing market. In January 2000, Albecca sold its investment in its Mersch entities for cash of $16.3 million and retained certain long-term assets of $3.0 million, for total gross consideration of $19.3 million. In addition, the Company retained certain liabilities of $12.5 million (which were primarily paid at closing).

                                  ALBECCA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

The loss on the disposition of the Mersch entities, recorded during the second quarter of fiscal 2000, was approximately $1.4 million.

         During the third quarter of fiscal 2000, the Company determined that the realizable value of one of the Mersch buildings, a long-term asset retained in the sale, was less than previously estimated. Therefore, the Company has recorded an additional loss on the disposition of the Mersch entities of $.5 million, which represents the write-down of this asset to estimated realizable value from future sale. This increases the total loss on the disposition of the Mersch entities to $1.9 million.

         The sale agreements required the Mersch entities to maintain a minimum level of working capital through the closing date as supported by a closing balance sheet audit, which has not yet been agreed to by the respective parties. In the opinion of management, the disposition of the Mersch entities will not have a material impact on the future operations or financial position of the Company. The Mersch entities' five month sales and operating income for fiscal 2000 were approximately $10.0 million and $.1 million, respectively.

RESTRUCTURING CHARGES

UNITED KINGDOM - NORTHAMPTON

         During the third quarter of fiscal 2000, the Company initiated a restructuring plan related to the closure of one of its facilities in the United Kingdom and recorded a charge to operations of approximately $909,000. Management made the decision to close this operation following a series of under-performing quarters, at which time management determined that the Company's resources, both financial and managerial, could be more effectively invested in operations with a greater potential return. This charge included severance costs for 37 team members approximating $222,000, a $270,000 write-down of property, plant and equipment to its estimated realizable value, $233,000 of lease termination costs and $184,000 of other exit costs including post-closure maintenance and administrative costs. The $233,000 of lease termination costs represent the Company's estimated future obligations under the existing lease commitments of the closed facility, net of estimated recoverable costs through subleasing. Management anticipates the restructuring plan will be completed prior to the second quarter of fiscal 2001.

PREVIOUSLY REPORTED RESTRUCTURING PLANS

SWEDEN

         As of May 28, 2000, the Company's closure of its duplicate facilities in Sweden was complete. None of the 25 team members originally identified for termination remained at the facility. The facility was sold in August 1999 and physical possession was transferred during the second quarter of fiscal 2000.

NEW ZEALAND

         As of May 28, 2000, the Company, through its Australian operations, continued to sell existing assets and collect existing accounts receivable related to its closed New Zealand distribution operations. None of the 9 team members originally identified for termination remained at the facility at May 28, 2000. The Company estimates that the remaining closure activities will be materially complete by the end of fiscal 2000.

GREECE

    As of May 28, 2000, one of the original 14 team members related to the Company's closed distribution operations in Greece remained to sell existing assets and collect existing accounts receivable. The Company estimates that the team member will continue to provide services through the second quarter of fiscal 2001.

                                  ALBECCA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


UNITED STATES

         As of May 28, 2000, the Company's closure of its duplicate facilities in the United States was complete. None of the 17 team members originally identified for termination remained at the facility. The unused balance of $29,000 of the remaining restructuring provision was reversed and reflected as a component of the current restructuring charges incurred during the third quarter of fiscal 2000.

UNITED KINGDOM - PLASTIC MOULDING MANUFACTURING OPERATIONS

         As of May 28, 2000, none of the original 59 team members remained with respect to the closure of the Company's plastic moulding manufacturing operations in the United Kingdom and all material events associated with the restructuring plan had been completed. The unused balance of $25,000 of the remaining restructuring provision was reversed and reflected as a component of the current restructuring charges incurred during the third quarter of fiscal 2000.

         For more descriptive information of the above mentioned restructuring plans, please see the Company's Form 10-K for the fiscal year ended August 29, 1999, as filed with the Securities and Exchange Commission.

SUMMARY OF RESTRUCTURING PLANS.

         As of May 28, 2000, as it relates to the Company's fiscal 1998, 1999 and 2000 restructuring plans, approximately $791,000 of restructuring charges remained in accrued liabilities representing approximately $246,000 of severance and other termination costs and approximately $545,000 of lease termination and other related exit costs.

         A summary of the previously reported restructuring plans and activity and restructuring plans adopted during the third quarter of fiscal 2000 consist of the following estimated accrued future cash/non-cash requirements:


                                                      Write-down      Severance
                                                     of property      and other
                                                         and         termination      Other exit
CLOSURE OF UNITED KINGDOM - NORTHAMPTON:              equipment        benefits          costs            Total
                                                     -----------     -----------      ----------         --------
2000 Provision                                          $270,000        $222,000       $417,000          $909,000
     Non-cash                                            270,000              --             --           270,000
                                                        --------        --------       --------          --------
     Cash                                                     --         222,000        417,000           639,000
Third quarter 2000 cash activity (unaudited)                  --              --             --                --
                                                        --------        --------       --------          --------
Balance as of May 28, 2000 (unaudited)                  $     --        $222,000       $417,000          $639,000
                                                        ========        ========       ========          ========


                                                     Write-down       Severance
                                                     of property      and other
                                                        and          termination      Other exit
CLOSURE OF SWEDEN DUPLICATE FACILITY:                equipment         benefits          costs           Total
                                                     -----------     -----------      ----------      -----------
1999 Provision                                          $700,000       $ 275,000       $ 45,000       $ 1,020,000
     Non-cash                                            700,000              --             --           700,000
                                                        --------       ---------       --------       -----------
     Cash                                                     --         275,000         45,000           320,000
Fiscal 1999 cash activity                                     --        (125,000)       (30,000)         (155,000)
                                                        --------       ---------       --------       -----------
Balance as of August 29, 1999                                 --         150,000         15,000           165,000
First quarter 2000 cash activity (unaudited)                  --        (150,000)       (15,000)         (165,000)
                                                        --------       ---------       --------       -----------
Balance as of November 28, 1999 (unaudited)                   --              --             --                --
Second quarter 2000 cash activity (unaudited)                 --              --             --                --
                                                        --------       ---------       --------       -----------
Balance as of February 27, 2000 (unaudited)                   --              --             --                --
Third quarter 2000 cash activity (unaudited)                  --              --             --                --
                                                        --------       ---------       --------       -----------
Balance as of May 28, 2000 (unaudited)                  $     --       $      --       $     --       $        --
                                                        ========       =========       ========       ===========

                                  ALBECCA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


                                                     Write-down       Severance
                                                     of property      and other
                                                         and         termination        Other exit
CLOSURE OF OPERATIONS IN NEW ZEALAND:                 equipment        benefits            costs             Total
                                                     -----------     ------------       ----------         ---------
1999 Provision                                        $75,000         $ 48,000          $ 102,000          $ 225,000
          Non-cash                                     75,000               --                 --             75,000
                                                      -------         --------          ---------          ---------
          Cash                                             --           48,000            102,000            150,000
Fiscal 1999 cash activity                                  --          (30,000)           (75,000)          (105,000)
                                                      -------         --------          ---------          ---------
Balance as of August 29, 1999                              --           18,000             27,000             45,000
First quarter 2000 cash activity (unaudited)               --           (3,000)            (3,000)            (6,000)
                                                      -------         --------          ---------          ---------
Balance as of November 28, 1999 (unaudited)                --           15,000             24,000             39,000
Second quarter 2000 cash activity (unaudited)              --               --                 --                 --
                                                      -------         --------          ---------          ---------
Balance as of February 27, 2000 (unaudited)                --           15,000             24,000             39,000
Third quarter 2000 cash activity (unaudited)               --               --                 --                 --
                                                      -------         --------          ---------          ---------
Balance as of May 28, 2000 (unaudited)                $    --         $ 15,000          $  24,000          $  39,000
                                                      =======         ========          =========          =========


                                                                      Severance
                                                                      and other
                                                     Write-off of    termination        Other exit
CLOSURE OF OPERATIONS IN GREECE:                       goodwill        benefits            costs             Total
                                                     ------------    -----------        ----------         ---------

1998 Provision                                        $333,000        $ 79,000          $ 104,000          $ 516,000
          Non-cash                                     333,000              --                 --            333,000
                                                       -------        --------          ---------          ---------
          Cash                                              --          79,000            104,000            183,000
Fiscal 1998 cash activity                                   --              --                 --                 --
                                                       -------        --------          ---------          ---------
Balance as of August 30, 1998                               --          79,000            104,000            183,000
1999 provision                                              --              --            129,000            129,000
Fiscal 1999 cash activity                                   --         (70,000)          (129,000)          (199,000)
                                                       -------        --------          ---------          ---------
Balance as of August 29, 1999                               --           9,000            104,000            113,000
First quarter 2000 cash activity (unaudited)                --              --                 --                 --
                                                       -------        --------          ---------          ---------
Balance as of November 28, 1999 (unaudited)                 --           9,000            104,000            113,000
Second quarter 2000 cash activity (unaudited)               --              --                 --                 --
                                                       -------        --------          ---------          ---------
Balance as of February 27, 2000 (unaudited)                 --           9,000            104,000            113,000
Third quarter 2000 cash activity (unaudited)                --              --                 --                 --
                                                       -------        --------          ---------          ---------
Balance as of May 28, 2000 (unaudited)                 $    --        $  9,000          $ 104,000          $ 113,000
                                                       =======        ========          =========          =========

                                  ALBECCA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (unaudited)


                                                                          Severance
                                                                          and other
                                                                         termination        Other exit
CLOSURE OF U.S. FACILITIES:                                                benefits            costs               Total
                                                                         -----------        -----------          ---------
1998 Provision                                                             $ 234,000          $  42,000          $ 276,000
          Non-cash                                                                --                 --                 --
                                                                           ---------          ---------          ---------
          Cash                                                               234,000             42,000            276,000
Fiscal 1998 cash activity                                                         --            (42,000)           (42,000)
                                                                           ---------          ---------          ---------
Balance as of August 30, 1998                                                234,000                 --            234,000
1999 provision                                                                    --            117,000            117,000
Fiscal 1999 cash activity                                                   (145,000)          (108,000)          (253,000)
                                                                           ---------          ---------          ---------
Balance as of August 29, 1999                                                 89,000              9,000             98,000
First quarter 2000 provision (unaudited)                                     (54,000)            54,000                 --
First quarter 2000 cash activity (unaudited)                                 (15,000)           (54,000)           (69,000)
                                                                           ---------          ---------          ---------
Balance as of November 28, 1999 (unaudited)                                   20,000              9,000             29,000
Second quarter 2000 cash activity (unaudited)                                     --                 --                 --
                                                                           ---------          ---------          ---------
Balance as of February 27, 2000 (unaudited)                                   20,000              9,000             29,000
Third quarter 2000 reversal of provision (unaudited)                         (20,000)            (9,000)           (29,000)
                                                                           ---------          ---------          ---------
Balance as of May 28, 2000 (unaudited)                                     $      --          $      --          $      --
                                                                           =========          =========          =========


                                                            Write-down       Severance          Lease
                                                           of property       and other       termination
CLOSURE OF UNITED KINGDOM PLASTIC MOULDING                     and          termination       and exit
MANUFACTURING OPERATIONS:                                   equipment         benefits          costs              Total
                                                           -----------      -----------      -----------         ---------
1998 Provision                                             $775,000         $230,000          $ 465,000         $1,470,000
          Non-cash                                          775,000               --                 --            775,000
                                                            -------         --------          ---------         ----------
          Cash                                                   --          230,000            465,000            695,000
Fiscal 1998 cash activity                                        --         (216,000)                --           (216,000)
                                                            -------         --------          ---------         ----------
Balance as of August 30, 1998                                    --           14,000            465,000            479,000
Fiscal 1999 cash activity                                        --          (14,000)          (440,000)          (454,000)
                                                            -------         --------          ---------         ----------
Balance as of August 29, 1999                                    --               --             25,000             25,000
First quarter 2000 cash activity (unaudited)                     --               --                 --                 --
                                                            -------         --------          ---------         ----------
Balance as of November 28, 1999 (unaudited)                      --               --             25,000             25,000
Second quarter 2000 cash activity (unaudited)                    --               --                 --                 --
                                                            -------         --------          ---------         ----------
Balance as of February 27, 2000 (unaudited)                      --               --             25,000             25,000
Third quarter 2000 reversal of provision (unaudited)             --               --            (25,000)           (25,000)
                                                            -------         --------          ---------         ----------
Balance as of May 28, 2000 (unaudited)                      $    --         $     --          $      --         $       --
                                                            =======         ========          =========         ==========


Note 7.  EXTRAORDINARY GAIN

         In September and November 1999, and February 2000, the Company retired a portion of its senior subordinated notes with a combined face value of $23.8 million. The debt retirements resulted in extraordinary gains approximating $4.5 million, net of state income taxes of approximately $.2 million.

                                  ALBECCA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


Note 8.       INVENTORIES

    Inventories consist of the following (in thousands):

                                        August 29, 1999         May 28, 2000
                                        ----------------        ------------
               Raw materials                 $12,435               $ 9,103
               Work in process                 2,276                 2,186
               Finished goods                 52,909                40,785
                                             -------               -------
                                             $67,620               $52,074
                                             =======               =======


Note 9.       STOCK OPTION PLAN

         In 1998, the Company adopted the Albecca Inc. 1998 Stock Option Plan. In March 1999, the Company awarded 378,000 non-qualified options to acquire shares of common stock at $6.46 per share to certain members of management under the Stock Option Plan. No compensation expense was recognized relating to these grants, as the exercise price was equal to the fair market value as determined by management's estimation at the time of grant. The options granted vest on November 1, 2003.

         In May 2000, the Company elected to reduce the exercise price of the options issued under the 1998 Stock Option Plan from $6.46 per share to $5.80 per share. Due to the repricing, the Company will record an aggregate compensation charge of approximately $1.6 million, which will be amortized over the remaining life of the options, or 41 months. The Company has recorded a compensation charge during the third quarter of $.05 million related to this change.

Note 10.      RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 11.      COMPREHENSIVE INCOME

         Comprehensive income for the Company is as follows (in thousands):


                                                          Three Months Ended                  Nine Months Ended
                                                   ---------------------------------   --------------------------------
                                                    May 30, 1999      May 28, 2000      May 30, 1999       May 28, 2000
                                                   ---------------   ---------------   ---------------    -------------
         Net income, as reported                       $     3           $ 9,078            $   503          $ 16,222
         Foreign currency translation adjustment        (1,688)           (3,831)            (2,093)           (5,249)
                                                       -------           -------            -------          --------
         Total comprehensive income (loss)             $(1,685)          $ 5,247            $(1,590)         $ 10,973
                                                       =======           =======            =======          ========

Note 12.      COMMITMENTS AND CONTINGENCIES

CONSTRUCTION OF MANUFACTURING FACILITY

         Albecca has entered into a commitment to build a new manufacturing facility in Ashland, Wisconsin, consisting of land and a building, for a net capitalizable cost of approximately $4.3 million. As of May 28, 2000, the Company had expended approximately $4.1 million for this project. Completion of construction is expected by the end of fiscal 2000.

LITIGATION

         In the third quarter of fiscal 2000, Albecca either settled or reached substantive agreement on certain outstanding litigation. As a result of the settlement of this litigation during the third quarter of fiscal 2000, the Company reversed $3.9 million of previously provided reserves recorded during fiscal 1998 and prior periods. These amounts were reflected as a reduction of operating expenses in the Company's third quarter.

         The Company is involved in certain other litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                                  ALBECCA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (unaudited)

Note 13.      ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

DEFERRED COMPENSATION

         During May 2000, the Company amended certain bonus arrangements with its Chief Executive Officer and majority shareholder whereby payment of certain amounts, earned in fiscal years 1999 and 1998, aggregating $1.8 million would be deferred and paid after fiscal year 2001. As such, the liability for these deferred amounts have been classified as long-term liabilities in the accompanying balance sheets.

         During the third quarter of fiscal 2000, the Company finalized certain employee bonuses related to fiscal 1999. Accordingly, the Company decreased its estimate of accrued bonuses to the amount actually paid. As a result, the Company reversed previously provided reserves recorded during fiscal 1999 of $.5 million. These amounts were reflected as a reduction of operating expenses in the Company's third quarter of fiscal 2000.

EMPLOYER BENEFIT PLAN

         In January 2000, the Company replaced its self-funded medical employer benefit plan with a similar plan that was fully insured by third party insurers. In May 2000, the Company settled open obligations under the terminated plan in a favorable manner. As a result, during the third quarter $.7 million was reversed relating to previously provided reserves recorded in prior periods. These amounts were reflected as a reduction of operating expenses in the Company's third quarter of fiscal 2000.

Note 14.      SUBSEQUENT EVENTS

DISPOSITION OF BRIO

         Subsequent to the end of the third quarter of fiscal 2000, the Company sold it's Brio operations, a manufacturer and supplier of readymade frames and framing supplies to large "Do-It-Yourself" stores in Europe. This decision was based on management's decision to focus its energies and resources, both financial and managerial, on the European custom picture framing market. The transaction was concluded on May 31, 2000, for cash of $14.0 million. The gain on the disposition of Brio was approximately $1.8 million. The sales agreement required Brio to maintain a minimum level of working capital through the closing date as supported by a closing balance sheet audit, which has not yet been completed. As such, the preliminary estimated gain is subject to adjustment pending the final results of the audit. Brio's nine-month sales and operating income for fiscal 2000 were approximately $16.1 million and $.9 million, respectively. In the opinion of management, the disposition of Brio will not have a material impact on the future operations or financial position of the Company.

INDUSTRIAL REVENUE BOND PLACEMENT

         In June 2000, the Company completed an Industrial Revenue Bond placement through an economic incentive program by the City of Ashland, Wisconsin, relating to the development of the Company's new manufacturing plant and purchase of associated equipment. The placement was for $4.6 million, net of debt issuance costs of $.09 million, of variable interest rate notes with a weekly adjusting rate, which at closing was 4.37%. Amortization of the bonds consists of interest only payments for the first five years and a subsequent amortization period of fifteen years with varying annual principal payments ranging from $.2 million to $.4 million. The bonds are secured by a letter of credit that is collateralized by the new manufacturing plant and a majority of the related new and existing furniture, machinery and equipment.

RETIREMENT OF SENIOR SUBORDINATED NOTES

         Subsequent to the end of the third quarter of fiscal 2000, the Company retired a portion of its senior subordinated notes with a combined face value of $5.0 million. The debt retirement will result in an extraordinary gain of approximately $.6 million, net of state income taxes of approximately $.02 million.

Note 15.      GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

                                  ALBECCA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (unaudited)


                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (in thousands)


                                                                                      May 28, 2000
                                                                                      (Unaudited)
                                                        ------------------------------------------------------------------------
                                                                                                    Consolidated
                                                                        Subsidiary    Subsidiary     Elimination   Consolidated
                                                        Albecca Inc.    Guarantors  Nonguarantors      Entries         Total
                                                        ------------    ----------  -------------   -------------  -------------
                  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                              $  18,443      $    846     $   5,696      $      --      $  24,985
  Accounts receivable, net                                      --        19,802        22,876             --         42,678
  Intercompany accounts receivable                              --        60,057           278        (60,335)            --
  Inventories                                                   --        21,602        30,472             --         52,074
  Other current assets                                       1,068           801         4,088             --          5,957
                                                         ---------      --------     ---------      ---------      ---------
    Total current assets                                    19,511       103,108        63,410        (60,335)       125,694
PROPERTY, PLANT AND EQUIPMENT, net                              --        11,017        33,642             --         44,659
OTHER LONG-TERM ASSETS                                       5,412        13,687        24,500             --         43,599
INVESTMENT IN SUBSIDIARIES                                  43,453            --         7,886        (51,339)            --
INTERCOMPANY LOANS RECEIVABLE                               97,935            --            --        (97,935)            --
                                                         ---------      --------     ---------      ---------      ---------
                                                         $ 166,311      $127,812     $ 129,438      $(209,609)     $ 213,952
                                                         =========      ========     =========      =========      =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current maturities of long-term debt                   $      --      $    887     $  12,425      $      --      $  13,312
  Accounts payable                                              --         7,860        14,152             --         22,012
  Intercompany accounts payable                             53,787           202         6,346        (60,335)            --
  Accrued liabilities                                        6,359        13,304         9,726             --         29,389
                                                         ---------      --------     ---------      ---------      ---------
    Total current liabilities                               60,146        22,253        42,649        (60,335)        64,713
                                                         ---------      --------     ---------      ---------      ---------
LONG-TERM DEBT, less current maturities                    164,930         1,483         7,361             --        173,774
                                                         ---------      --------     ---------      ---------      ---------
INTERCOMPANY LOANS PAYABLE                                      --            --        97,935        (97,935)            --
                                                         ---------      --------     ---------      ---------      ---------
OTHER LONG-TERM LIABILITIES                                     --         5,785         3,190             --          8,975
                                                         ---------      --------     ---------      ---------      ---------
SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock                                               --            --            --             --             --
  Class A common stock                                           4            --            --             --              4
  Class B common stock                                         166            --            --             --            166
  Additional paid-in capital                                 8,912        41,826         7,927        (51,339)         7,326
  Accumulated earnings (deficit)                           (67,847)       56,051       (15,630)            --        (27,426)
  Cumulative foreign currency translation adjustment            --           414       (13,994)            --        (13,580)
                                                         ---------      --------     ---------      ---------      ---------
    Total shareholders' equity (deficit)                   (58,765)       98,291       (21,697)       (51,339)       (33,510)
                                                         ---------      --------     ---------      ---------      ---------
                                                         $ 166,311      $127,812     $ 129,438      $(209,609)     $ 213,952
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
                                                        =========       ========      =========       =========       =========

                                  ALBECCA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)

                                                                                Three Months Ended
                                                                              May 28, 2000 (Unaudited)
                                                       --------------------------------------------------------------------------
                                                                                                    Consolidated
                                                                       Subsidiary    Subsidiary      Elimination     Consolidated
                                                       Albecca Inc.    Guarantors   Nonguarantors      Entries          Total
                                                       ------------    ----------   -------------   ------------     ------------

Net sales                                               $      --       $ 55,531      $  34,806       $  (2,454)      $  87,883
Cost of sales                                                  --         28,669         21,432          (2,454)         47,647
                                                        ---------       --------      ---------       ---------       ---------
  Gross profit                                                 --         26,862         13,374              --          40,236
Operating expenses                                             12         12,098         12,535              --          24,645
Restructuring charges                                          --            (29)           884              --             855
                                                        ---------       --------      ---------       ---------       ---------
  Operating income (loss)                                     (12)        14,793            (45)             --          14,736
Loss on disposition of Mersch entities                         --             --            472              --             472
Interest income                                            (1,263)            --             --              --          (1,263)
Interest expense                                            5,464             64            505              --           6,033
                                                        ---------       --------      ---------       ---------       ---------
  Income (loss) before provision for income
    taxes and minority interest                            (4,213)        14,729         (1,022)             --           9,494
Provision for income taxes                                     --            120            238              --             358
Minority interest                                              --             --             58              --              58
                                                        ---------       --------      ---------       ---------       ---------
      Net income (loss)                                 $  (4,213)      $ 14,609      $  (1,318)      $      --       $   9,078
                                                        =========       ========      =========       =========       =========


                                                                                  Three Months Ended
                                                                               May 30, 1999 (Unaudited)
                                                       --------------------------------------------------------------------------
                                                                                                    Consolidated
                                                                       Subsidiary    Subsidiary      Elimination     Consolidated
                                                       Albecca Inc.    Guarantors   Nonguarantors      Entries          Total
                                                       ------------    ----------   -------------   ------------     ------------

Net sales                                               $      --       $ 50,985      $  46,350       $  (1,111)      $  96,224
Cost of sales                                                  --         28,221         28,655          (1,111)         55,765
                                                        ---------       --------      ---------       ---------       ---------
  Gross profit                                                 --         22,764         17,695              --          40,459
Operating expenses                                             65         17,342         16,525              --          33,932
Restructuring charges                                          --            225          1,020              --           1,245
                                                        ---------       --------      ---------       ---------       ---------
  Operating income (loss)                                     (65)         5,197            150              --           5,282
Interest income                                              (604)            --             --              --            (604)
Interest expense                                            5,185            166            894              --           6,245
                                                        ---------       --------      ---------       ---------       ---------
  Income (loss) before provision for income taxes,
    minority interest and extraordinary gain               (4,646)         5,031           (744)             --            (359)
Provision for income taxes                                     --            130            409              --             539
Minority interest                                              --             --            107              --             107
                                                        ---------       --------      ---------       ---------       ---------
  Income (loss) before extraordinary gain                  (4,646)         4,901         (1,260)             --          (1,005)
Extraordinary gain on retirement of debt,
   net of tax                                               1,008             --             --              --           1,008
                                                        ---------       --------      ---------       ---------       ---------
      Net income (loss)                                 $  (3,638)      $  4,901      $  (1,260)      $      --       $       3
                                                        =========       ========      =========       =========       =========

                                  ALBECCA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)


                                                                                     Nine Months Ended
                                                                                  May 28, 2000 (Unaudited)
                                                          --------------------------------------------------------------------------
                                                                                                       Consolidated
                                                                          Subsidiary    Subsidiary      Elimination    Consolidated
                                                          Albecca Inc.    Guarantors   Nonguarantors      Entries         Total
                                                          ------------    ----------   -------------   ------------    ------------

Net sales                                                  $      --       $167,363      $ 121,415       $  (6,622)     $ 282,156
Cost of sales                                                     --         89,576         74,381          (6,622)       157,335
                                                           ---------       --------      ---------       ---------      ---------
  Gross profit                                                    --         77,787         47,034              --        124,821
Operating expenses                                               109         45,996         42,159              --         88,264
Restructuring charges                                             --            (29)           884              --            855
Write-down of goodwill                                            --          4,997             --              --          4,997
                                                           ---------       --------      ---------       ---------      ---------
  Operating income (loss)                                       (109)        26,823          3,991              --         30,705
Loss on disposition of Mersch entities                            --             --          1,854              --          1,854
Interest income                                               (3,094)            --             --              --         (3,094)
Interest expense                                              16,304            223          1,875              --         18,402
                                                           ---------       --------      ---------       ---------      ---------
  Income (loss) before provision for income taxes,
    minority interest and extraordinary gain                 (13,319)        26,600            262              --         13,543
Provision for income taxes                                        --            360          1,223              --          1,583
Minority interest                                                 --             --            262              --            262
                                                           ---------       --------      ---------       ---------      ---------
  Income (loss) before extraordinary gain                    (13,319)        26,240         (1,223)             --         11,698
Extraordinary gain on retirement of debt,
  net of tax                                                   4,524             --             --              --          4,524
                                                           ---------       --------      ---------       ---------      ---------
      Net income (loss)                                    $  (8,795)      $ 26,240      $  (1,223)      $      --      $  16,222
                                                           =========       ========      =========       =========      =========

                                                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NET CASH PROVIDED BY OPERATING ACTIVITIES                  $  20,144       $  5,442      $  10,412       $      --      $  35,998
                                                           ---------       --------      ---------       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                      --         (4,892)        (2,868)             --         (7,760)
  Acquisitions of businesses, net                                 --             --         (2,449)             --         (2,449)
  Proceeds from sales of property, plant and equipment            --             63          1,389              --          1,452
  Proceeds from disposition of Mersch entities                    --             --         16,278              --         16,278
  Changes in other long-term assets                              721           (186)           670              --          1,205
                                                           ---------       --------      ---------       ---------      ---------
    Net cash provided by (used in) investing activities          721         (5,015)        13,020              --          8,726
                                                           ---------       --------      ---------       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facilities                       --             --         20,550              --         20,550
  Repayments of revolving credit facilities                       --             --        (29,199)             --        (29,199)
  Proceeds from long-term debt                                    --            157          2,941              --          3,098
  Repayments of long-term debt                               (19,296)        (2,015)       (18,908)             --        (40,219)
  Distributions to shareholders                              (10,550)            --             --              --        (10,550)
                                                           ---------       --------      ---------       ---------      ---------
    Net cash used in financing activities                    (29,846)        (1,858)       (24,616)             --        (56,320)
                                                           ---------       --------      ---------       ---------      ---------
EFFECT OF EXCHANGE RATE ON CASH                                   --            530            993              --          1,523
                                                           ---------       --------      ---------       ---------      ---------
NET DECREASE IN CASH                                          (8,981)          (901)          (191)             --        (10,073)
Cash and cash equivalents at beginning of period              27,424          1,747          5,887              --         35,058
                                                           ---------       --------      ---------       ---------      ---------
Cash and cash equivalents at end of period                 $  18,443       $    846      $   5,696       $      --      $  24,985
                                                           =========       ========      =========       =========      =========

                                  ALBECCA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)



                                                                                  Nine Months Ended
                                                                              May 30, 1999 (Unaudited)
                                                       --------------------------------------------------------------------------
                                                                                                    Consolidated
                                                                       Subsidiary    Subsidiary      Elimination     Consolidated
                                                       Albecca Inc.    Guarantors   Nonguarantors      Entries          Total
                                                       ------------    ----------   -------------   ------------     ------------

Net sales                                               $      --       $154,317      $ 149,168       $  (5,962)      $ 297,523
Cost of sales                                                  --         85,440         90,794          (5,962)        170,272
                                                        ---------       --------      ---------       ---------       ---------
  Gross profit                                                 --         68,877         58,374              --         127,251
Operating expenses                                            107         53,624         52,039              --         105,770
Restructuring charges                                          --            342          1,149              --           1,491
                                                        ---------       --------      ---------       ---------       ---------
  Operating income (loss)                                    (107)        14,911          5,186              --          19,990
Interest income                                            (1,623)            --             --              --          (1,623)
Interest expense                                           16,675            476          2,763              --          19,914
                                                        ---------       --------      ---------       ---------       ---------
 Income (loss) before provision for income taxes,
    minority interest and extraordinary gain              (15,159)        14,435          2,423              --           1,699
Provision for income taxes                                     --            372          1,477              --           1,849
Minority interest                                              --             --            355              --             355
                                                        ---------       --------      ---------       ---------       ---------
  Income (loss) before extraordinary gain                 (15,159)        14,063            591              --            (505)
Extraordinary gain on retirement of debt,
  net of tax                                                1,008             --             --              --           1,008
                                                        ---------       --------      ---------       ---------       ---------
      Net income (loss)                                 $ (14,151)      $ 14,063      $     591       $      --       $     503
                                                        =========       ========      =========       =========       =========

                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                  $     (59)      $    947      $   9,848       $      --       $  10,736
                                                        ---------       --------      ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                   --         (1,088)        (3,432)             --          (4,520)
  Acquisitions of businesses, net                              --             --         (3,594)             --          (3,594)
  Proceeds from sales of property, plant and equipment         --             37          1,587              --           1,624
  Changes in other long-term assets                          (321)           305           (611)             --            (627)
                                                        ---------       --------      ---------       ---------       ---------
    Net cash used in investing activities                    (321)          (746)        (6,050)             --          (7,117)
                                                        ---------       --------      ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for additional debt issue costs                   (195)            --             --              --            (195)
  Proceeds from revolving credit facilities                    --            512         26,167              --          26,679
  Repayments of revolving credit facilities                    --            (58)       (25,353)             --         (25,411)
  Proceeds from long-term debt                                 --          2,747         11,739              --          14,486
  Repayments of long-term debt                             (7,863)        (3,273)       (16,354)             --         (27,490)
  Distributions to shareholders                            (4,308)            --             --              --          (4,308)
                                                        ---------       --------      ---------       ---------       ---------
      Net cash used in financing activities               (12,366)           (72)        (3,801)             --         (16,239)
                                                        ---------       --------      ---------       ---------       ---------
EFFECT OF EXCHANGE RATE ON CASH                                --             30         (1,820)             --          (1,790)
                                                        ---------       --------      ---------       ---------       ---------
NET (DECREASE) INCREASE IN CASH                           (12,746)           159         (1,823)             --         (14,410)
Cash and cash equivalents at beginning of period           49,188             18          5,678              --          54,884
                                                        ---------       --------      ---------       ---------       ---------
Cash and cash equivalents at end of period              $  36,442       $    177      $   3,855       $      --       $  40,474
                                                        =========       ========      =========       =========       =========

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

         The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

                                                              Three Months Ended               Nine Months Ended
                                                          ---------------------------    ---------------------------

                                                          May 30, 1999   May 28, 2000    May 30, 1999   May 28, 2000
                                                          ------------   ------------    ------------   ------------

Net sales                                                     100.0%         100.0%          100.0%         100.0%
Cost of sales                                                  58.0           54.2            57.2           55.8
                                                          ---------      ---------       ---------      ---------
  Gross profit                                                 42.0           45.8            42.8           44.2
Operating expenses                                             35.2           28.0            35.5           31.2
Restructuring charges                                           1.3            1.0             0.5            0.3
Write-down of goodwill                                           --             --              --            1.8
                                                          ---------      ---------       ---------      ---------
  Operating income                                              5.5           16.8             6.8           10.9
Loss on disposition of Mersch entities                           --            0.5              --            0.7
Interest income                                                (0.6)          (1.4)           (0.5)          (1.1)
Interest expense                                                6.4            6.9             6.7            6.5
                                                          ---------      ---------       ---------      ---------
  Income (loss) before provision for income
    taxes, minority interest and extraordinary gain            (0.3)          10.8             0.6            4.8
Provision for income taxes                                      0.6            0.4             0.6            0.6
Minority interest                                               0.1            0.1             0.1            0.1
                                                          ---------      ---------       ---------      ---------
  Income (loss) before extraordinary gain                      (1.0)          10.3            (0.1)           4.1
Extraordinary gain on retirement
  of debt, net of tax                                           1.0             --             0.3            1.6
                                                          ---------      ---------       ---------      ---------
      Net income                                                0.0%          10.3%            0.2%           5.7%
                                                          =========      =========       =========      =========


NET SALES

         For the third quarter ended May 28, 2000, net sales were $87.9 million compared to $96.2 million for the third quarter ended May 30, 1999. For the nine months ended May 28, 2000, net sales were $282.2 million compared to $297.5 million for the nine months ended May 30, 1999. The decrease in net sales for the three and nine months ended May 28, 2000 were primarily the result of the sale of the South African operations completed at the end of fiscal 1999 and the disposition of the Mersch entities completed during January of fiscal 2000, along with unfavorable changes in foreign currency rates, partially offset by an increase in sales to independent custom framing retailers. U.S. net sales increased 10.5% and 9.8% for the three and nine months ended May 28, 2000 from the comparable periods in 1999, primarily the result of an increase in sales to independent custom framing retailers. International net sales decreased 28.7% and 20.1% for the three and nine months ended May 28, 2000 from the comparable periods in 1999 primarily due to the sale of the South African operations completed at the end of fiscal 1999 and the disposition of the Mersch entities completed during January of fiscal 2000 and the unfavorable changes in the foreign currency exchange rates for the French franc, the Deutsche mark and the Dutch guilder.

COST OF SALES

         Cost of sales were $47.6 million and $157.3 million for the three and nine months ended May 28, 2000, compared to $55.8 million and $170.3 million for the three and nine months ended May 30, 1999. In the U.S., gross profit increased to 48.4% and 46.5% for the three and nine months ended May 28, 2000, compared to 44.9% and 45.3% for the comparable periods in 1999. The increase was primarily the result of an improvement in the product mix sold and steps taken last year by management to address its non-performing U.S. acquisition-related inventory. International gross profit margin increased to 41.5% and 41.1% for the three and nine months ended May 28, 2000, compared to 39.0% and 40.3% for the comparable periods in 1999. This increase was primarily the result of a decrease in net sales of lower-margin products associated with the recently sold South African operations, as well as an increase of value added sales in Japan.

OPERATING EXPENSES

         Operating expenses were $24.6 million and $88.3 million for the three and nine months ended May 28, 2000, compared to $33.9 million and $105.8 million for the three and nine months ended May 30, 1999. In the U.S., operating expenses as a percentage of net sales decreased to 21.2% and 26.8% for the three and nine months ended May 28, 2000, compared to 33.4% and 34.2% for the comparable periods in 1999. The decrease was primarily attributable to the reduction of duplicative acquisition-related expenses and gains in efficiencies at the acquisition locations, along with the reversals of previously provided reserves as more fully described in Notes 12 and 13 to the consolidated financial statements. International operating expenses as a percentage of net sales increased to 38.9% and 37.4% for the three and nine months ended May 28, 2000, compared to 37.2% and 36.9% for the comparable periods in 1999. This increase was primarily due to the decrease in net sales associated with the recently sold South African operations and the Mersch entities, along with the recording of charges associated with the closure of the United Kingdom - Northampton location. Had the reversals of the previously provided reserves referred to above and more fully described in Notes 12 and 13 to the consolidated financial statements not taken place, operating expenses as a percentage of net sales would have been 30.6% and 29.9% in the U.S. and 33.7% and 33.0% for the total Company for the three and nine months ended May 28, 2000, respectively.


RESTRUCTURING CHARGES

         During the third quarter and the nine months ended May 28, 2000, the Company recorded a restructuring charge related to the closure of one of its United Kingdom operations, explained more fully in Note 6 of the notes to the accompanying consolidated financial statements. In addition, the Company off-set the remaining $.03 million unused balance associated with the closure of its duplicate facilities in the United States and the $.02 million unused balance associated with the closure of the UK plastic moulding manufacturing operations with the current restructuring charges incurred in the quarter. The restructuring charges for the quarter were $.9 million. Restructuring charges of $1.2 million and $1.5 million were recorded for the three and nine months ended May 30, 1999.

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

DISPOSITION OF MERSCH ENTITIES

         In the second quarter of fiscal 2000, Albecca made a decision to sell its investment in its Mersch entities, a manufacturer and supplier of readymade frames to large European discount stores, located in Germany and France. This decision was based on management's continued initiative to focus its energies and resources, both financial and managerial, on the European custom picture framing market. In January 2000, Albecca sold its investment in its Mersch entities for cash of $16.3 million and retained certain long-term assets of $3.0 million, for total gross consideration of $19.3 million. In addition, the Company retained certain liabilities of $12.5 million (which were primarily paid at closing). The loss on the disposition of the Mersch entities, recorded during the second quarter of fiscal 2000, was approximately $1.4 million.

         During the third quarter of fiscal 2000, the Company determined that the realizable value of one of the Mersch buildings, a long-term asset retained in the sale, was less than previously estimated. Therefore, the Company has recorded an additional loss on the disposition of the Mersch entities of $.5 million, which represents the write-down of this asset to estimated realizable value from future sale. This increases the total loss on the disposition of the Mersch entities to $1.9 million.

         The sale agreements required the Mersch entities to maintain a minimum level of working capital through the closing date as supported by a closing balance sheet audit, which has not yet been agreed to by the respective parties. In the opinion of management, the disposition of the Mersch entities will not have a material impact on the future operations or financial position of the Company. The Mersch entities' five month sales and operating income for fiscal 2000 were approximately $10.0 million and $.1 million, respectively.

INTEREST INCOME

         Interest income was $1.3 million and $3.1 million for the three and nine months ended May 28, 2000, compared to $.6 million and $1.6 million for the three and nine months ended May 30, 1999. The increase resulted primarily from the interest income associated with the Company's investment in its senior subordinated notes.

INTEREST EXPENSE

         Interest expense was $6.0 million and $18.4 million for the three and nine months ended May 28, 2000, compared to $6.2 million and $19.9 million for the three and nine months ended May 30, 1999. The decrease in interest expense is primarily due to a decrease in long-term debt associated with the sale of the South African operations and the Mersch entities and the Company's continued focus to reduce its debt.

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

         Consistent with its stated objective of using a portion of its cash to lower its debt, including its senior subordinated debt, for the nine months ended May 28, 2000, the Company retired $23.8 million of its senior subordinated notes. The debt retirements resulted in extraordinary gains totaling $4.5 million, net of state income taxes of $.2 million.

NET INCOME

         For the reasons set forth above, net income was $9.2 and $16.4 million for the three and nine months ended May 28, 2000, compared to $.0 million and $.5 million for the three and nine months ended May 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds have been, and are expected to continue to be, cash flow from operations and its on-hand cash and cash equivalents. The Company's principal need for funds historically has been to finance its working capital (principally inventory and accounts receivable), capital expenditures, acquisitions and debt reduction. Consistent with its stated objective, the Company will continue to use its cash, whether generated from operations, third-party financing, or otherwise, to lower its debt, including its senior subordinated debt. As of May 28, 2000, the Company had cash and cash equivalents of $25.0 million compared to $35.1 million as of August 29, 1999.

         Net cash provided by operating activities was $36.0 million for the nine months ended May 28, 2000, compared to $10.7 million for the nine months ended May 30, 1999. The increase is primarily attributable to the increase in net income for the nine months ended May 28, 2000 and a reduction in the Company's inventories during the period. Net cash provided by investing activities increased to $8.7 million for the nine months ended May 28, 2000, compared to net cash used of $7.1 million for the nine months ended May 30, 1999. The increase was primarily due to the disposition of the Company's Mersch entities and a reduction in the Company's acquisition activities, partially offset by an increase in capital expenditures. During the nine months ended May 28, 2000, the Company invested $7.8 million for capital expenditures, primarily associated with the construction of the Company's new manufacturing plant located in Ashland, Wisconsin. The land and building cost of the manufacturing facility is expected to be approximately $4.3 million. As of May 28, 2000, approximately $4.1 million had been expended on the project. Completion is expected by the end of fiscal 2000. The Company also purchased the outstanding 23% interest in its Italian subsidiary for approximately $2.4 million. During the nine months ended May 28, 2000, cash used in financing activities increased to $56.3 million compared to $16.2 million for the nine months ended May 30, 1999, primarily due to the Company retiring a portion of its senior subordinated debt with a face value of $23.8 million and debt reduction of $11.9 million associated with the disposition of the Mersch entities.

         As of May 28, 2000, Albecca had outstanding indebtedness of approximately $187.1 million, consisting of $164.9 million in principal amount of the August 1998 senior subordinated debt and $22.2 million of other indebtedness. As of August 29, 1999, Albecca had outstanding indebtedness of approximately $239.8 million, consisting of $188.8 million in principal amount of the notes and $51.0 million of other indebtedness.

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

         Albecca has incurred expenses of $1.1 million in conjunction with the Year 2000 compliance project. The majority of these expenditures were expensed during fiscal 1999.

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


                                        ALBECCA INC.
                                        (registrant)


Date:    July 12, 2000                  /s/ Craig A. Ponzio
         -------------                  ---------------------------------------
                                        Craig A. Ponzio, Chairman of the Board,
                                        President, Chief  Executive Officer
                                        (Principal Executive Officer)



Date:    July 12, 2000                  /s/ R. Bradley Goodson
         -------------                  ---------------------------------------
                                        R. Bradley Goodson,
                                        Vice President Finance,
                                        Chief Financial Officer
                                        (Principal Financial Officer)