Form 10-K
period 2000-08-27
ALBECCA INC
filed 2000-11-27
CIK 1061777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended August 27, 2000.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             COMMISSION FILE NUMBER
                                    333-67975

                                  ALBECCA INC.
             (Exact name of Registrant as specified in its charter)

                 GEORGIA                                        39-1389732
      (State or Other Jurisdiction                           (I.R.S. Employer
                   of                                         Identification
            Incorporation or                                     Number)
              Organization)

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

                                TABLE OF CONTENTS


                                                                                                   PAGE

                                     PART I
Item 1.    Business                                                                                  3
Item 2.    Properties                                                                                7
Item 3.    Legal Proceedings                                                                         7
Item 4.    Submission of Matters to a Vote of Security Holders                                       7

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                     7
Item 6.    Selected Consolidated Financial Data                                                      7
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations     9
Item 7A    Quantitative and Qualitative Disclosure About Market Risk                                17
Item 8.    Consolidated Financial Statements and Supplementary Data                                F-1
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     18

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                                       18
Item 11.   Executive Compensation                                                                   19
Item 12.   Security Ownership of Certain Beneficial Owners and Management                           21
Item 13.   Certain Relationships and Related Transactions                                           21

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K                           22

           Signatures                                                                               25

                                     PART I

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

    This document contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, forward-looking statements may be made orally or in press releases, conferences, reports or otherwise, in the future by or on behalf of the Company. When used in this document, the words, "anticipates," "intends," "plans," "believes," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievement of Albecca Inc. and its subsidiaries ("Albecca" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Particular risks and uncertainties facing the Company at the present include political and economic uncertainty throughout the world; whether profit improvement efforts can be successfully implemented; increased competition in the Company's businesses; the cost of closing certain plants and selling certain business units; the success of new marketing programs; continued softness in international markets; the strong dollar which increases the cost of the Company's products in foreign markets resulting in limiting the Company's ability to increase prices; competitive implications and price transparencies related to the Euro conversion; changing buying patterns affecting the Company's consumer business; the Company's ability to integrate business acquisitions; the Company's ability to develop and manufacture new and existing products profitably; market acceptance of existing and new products; changes in retail distribution channels and purchasing practices; the Company's ability to rationalize its product lines; the Company's ability to maintain good relations with its team members; and the ability to retain and hire quality team members. In addition, the Company is subject to risks and uncertainties facing its industry in general, including changes in business and political conditions and the economy in general in both foreign and domestic markets; slower growth in the Company's markets; financial market changes including increases in interest rates and fluctuations in foreign exchange rates; unanticipated problems or costs associated with the transition of European currencies to the common Euro currency; a slowing in housing starts; inability to raise prices of products due to market conditions in certain markets; changes in market demographics; actions of competitors; seasonal factors in the Company's industry; unforeseen litigation; government actions.

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

    Outside North America, Albecca estimates there are over 20,000 retail custom frame storefronts and over 500 manufacturers and distributors of custom framing products. Albecca estimates that sales to retail custom framers in 2000 were approximately $1.2 billion in North America. The Company's fiscal year 2000 sales to customers in North America were $237.3 million and $120.9 million for all other international customers.

PRODUCTS

    Albecca designs, manufactures and distributes a complete line of quality branded custom framing products, including wood and metal moulding, matboard, foamboard, glass, equipment and other framing supplies. This product offering allows Albecca to be a complete source supplier to retail custom framers. Albecca offers over 8,000 branded products in North America and over 10,000 additional branded products in the rest of the world. Of Albecca's worldwide products, over 6,000 are branded custom frame wood moulding products.

MARKETING

    Albecca markets its products to retail custom frame shops principally through Albecca-employed sales representatives, catalogs, advertisements in trade magazines and attendance at industry trade shows. Albecca also markets to consumers by advertising in widely distributed magazines that Albecca considers influential among consumers and decorators, as well as through the use of direct mail materials and in-store promotional displays. These advertisements generally focus on Albecca's image and the introduction of new premium branded products. Through educational seminars and consultations by Albecca's sales team, Albecca also provides technical, marketing and other business advice both to established retail custom framers and to prospective customers establishing new retail custom framing businesses.

COMPETITION

    Albecca competes with over 300 North American and over 500 international manufacturers and distributors of custom framing products. Albecca is one of the largest manufacturers and distributors of wood moulding in North America. The principal manufacturers of metal moulding are Nielsen & Bainbridge and Cardinal Aluminum Company, which primarily supply their products to custom framers through distributors. Albecca believes it is one of the largest metal moulding customers of both companies. The principal manufacturers of matboard are Crescent Cardboard Company and Nielsen & Bainbridge which primarily supply their products to custom framers through distributors. Albecca believes it is the largest single matboard customer of both companies.

    Albecca competes primarily on the basis of product design and quality, on-time delivery, inventory availability and service. Albecca believes its principal competitive strengths are: leadership in design and premium branded products for the custom framing industry; a wide variety of custom framing products; a direct sales force regularly visiting retail custom framers to introduce new products and assist with in-store merchandising; and strategically-located manufacturing/distribution centers for rapid, efficient response to customers. Albecca experiences competition from smaller, regionally-focused distributors of framing products.

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

INTERNATIONAL DISTRIBUTION

    Outside North America, Albecca has relied to date on the distribution systems in place for the companies it has acquired, and is in the process of integrating and rationalizing these systems. Albecca's goal for its international operations is to develop a fast, user-friendly order-fulfillment system that operates through a logistical network similar to the one existing in North America. In order to realize this goal, Albecca has developed a central distribution center (relocated to The Netherlands during fiscal 2000) to improve response to European framers as well as to better control distribution costs.

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

    Although Albecca produces a portion of wood moulding in Albecca-owned manufacturing plants, the majority of the wood moulding sold by Albecca is produced by third-party manufacturers. Albecca does not have supply contracts with any of these suppliers. However, as an industry leader in design, and as one of the largest distributors of wood moulding to retail custom framers, Albecca has developed close working relationships with many of these third-party manufacturers who produce Albecca's proprietary products to its designs and specifications. Many of these manufacturers have devoted a significant amount of their capacity to the production of Albecca's products. Besides wood moulding, Albecca does not manufacture any other products. Instead, it purchases them from numerous other manufacturers and distributors. Albecca works with one manufacturer to produce its proprietary line of Clark metal moulding. Albecca is the only purchaser of metal picture frame moulding from this manufacturer. Albecca also works with one manufacturer to produce its Artique brand of matboard. Albecca generally does not have supply contracts with these suppliers, but relationships with these suppliers to date have been satisfactory.

MANUFACTURING

    Albecca's products are manufactured according to plans prepared each year which reflect prior years' experience, current industry trends, economic conditions and Albecca's estimates of a particular line's performance. The Company estimates that it manufactures approximately 40% of its wood moulding in its facilities worldwide. Each plant manufactures its own unique lines specific to the decorative tastes and designs of that region. In addition to moulding manufacturing plants, Albecca has plants manufacturing pre-assembled frames in Europe and in the U.S.

    The following lists Albecca's manufacturing facilities:

                                                              Number of
Country                          Products                    facilities
------------------------------   -----------------------    ------------
Austria..........................Mouldings                            1
Canada...........................Mouldings                            1
Czech Republic...................Mouldings and Frames                 2
Finland..........................Moudlings                            1
France...........................Mouldings                            1
Italy............................Mouldings                            1
Netherlands......................Frames                               1
Sweden...........................Mouldings                            1
United States (1)................Mouldings and Frames                 1
                                                           ------------
Total                                                                10


(1) Albecca's U.S. manufacturing is currently being performed in its newly constructed facility in Ashland, Wisconsin. The new facility consolidates and replaces two older facilities. Management anticipates that these replaced facilities will be disposed of during fiscal 2001.

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

    No single customer or affiliated group of customers represented over 10% of the net sales of the Company in fiscal year 1998, 1999, or 2000.

ALBECCA TEAM MEMBERS -- OUR EMPLOYEES

    At August 27, 2000, Albecca had approximately 2,200 full-time team members, or employees, of which approximately 1,630 were in operations, 300 were in sales and marketing and 270 were in corporate and general administrative positions. In certain European countries in which Albecca operates, Albecca's relationships with its team members are as mandated by such countries' laws or covered by social legislation governing employment practices. Management believes that Albecca's labor relationships are satisfactory and no material labor cost increases are anticipated.

ENVIRONMENTAL MATTERS

    Albecca is subject to various federal, state, local and foreign environmental laws and regulations relating to the handling and management of certain chemicals used and generated in manufacturing its products. Albecca believes that its operations currently comply in all material respects with these laws and regulations. Based on the annual costs incurred by Albecca over the past several years, management does not believe that compliance with these laws and regulations will have a material adverse effect upon Albecca's business, financial condition and results of operations. Albecca believes, however, that it is reasonably likely that the trend in environmental litigation and regulation will continue to be toward stricter standards. Such changes in the law and regulations may require Albecca to make additional capital expenditures which, while not presently estimable with certainty, are not currently expected to have a material adverse effect on Albecca's business, financial condition and results of operations.


ITEM 2.  PROPERTIES

    Albecca's principal executive offices are located in a 65,000 square foot office building in Norcross, Georgia. The headquarters building houses administrative offices as well as a light manufacturing and distribution center. This building is owned by L-J Properties Inc., a company owned by Messrs. Ponzio, Trimarco and McKenzie, each of whom is an executive officer of Albecca. Mr. Ponzio is also a director of Albecca. Albecca's lease for this facility terminates in August 2001 and the annual rent for fiscal 2001 will be $.8 million. See "Certain Relationships and Related Transactions."

    Albecca has recently constructed a new manufacturing facility in Ashland, Wisconsin containing approximately 125,000 square feet of space. This facility is used in the manufacture of moulding, ready-made frames and corner samples and consolidates and replaces two older facilities which had 112,000 square feet of space. These manufacturing facilities will be disposed of during fiscal 2001. There are 23 other light manufacturing and distribution centers located throughout the U.S., providing approximately 640,000 square feet of space. These facilities vary in size from approximately 5,100 to 83,900 square feet. Of these, all are leased except the Denver, Colorado location with 18,500 square feet of space and the Waldorf, Maryland location with 45,000 square feet of space, which are owned. In Canada, the Company leases five locations, four of which are distribution centers; the fifth holds administrative offices, a manufacturing facility and a distribution center. The Canadian facilities total approximately 160,000 square feet.

    Outside of North America, there are 35 locations in Europe, Asia and Australia. These facilities house administrative offices, distribution and light manufacturing centers, and factories and provide approximately 956,000 square feet of space. Of these facilities, 14 are owned and the remainder are leased. They vary in size from less than 1,000 square feet to over 108,000 square feet.

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


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations." Albecca ends its fiscal year on the last Sunday in August. The information as of and for the fiscal years ended August 25, 1996, August 31, 1997, August 30, 1998, August

29, 1999 and August 27, 2000 is derived from the audited consolidated financial statements. Fiscal year 1997 was a 53-week year. All other fiscal years presented were 52-week years. Historical results are not necessarily indicative of the results to be expected in the future.

                                                                                    FISCAL YEAR
                                                      -----------------------------------------------------------------------
                                                         1996           1997           1998          1999           2000
                                                      ------------   ------------  -------------  ------------   ------------
Statement of Operations Data:                                                  (Dollars in thousands)
Net sales                                               $ 300,788      $ 354,058      $ 381,137     $ 384,183      $ 358,187
Cost of sales                                             173,964        200,750        217,094       220,565        199,874
                                                      ------------   ------------  -------------  ------------   ------------
  Gross profit                                            126,824        153,308        164,043       163,618        158,313
Operating expenses                                         96,595        117,707        129,820       137,652        113,057
Restructuring charges                                           -              -          2,262         1,491          1,361
Impairment of goodwill                                          -              -              -             -          4,997
                                                      ------------   ------------  -------------  ------------   ------------
  Operating income                                         30,229         35,601         31,961        24,475         38,898
Net loss (gain) on dispositions of businesses                   -              -              -         4,136           (969)
Cost of cancelled initial public equity offering                -              -          1,273             -              -
Interest income                                                 -              -           (116)       (2,254)        (4,587)
Interest expense                                            6,846          9,722         11,949        26,163         24,265
Provision for income taxes                                  3,679          3,243          4,021         2,204          3,654
Minority interest                                             300            146            471           318            298
Extraordinary gain on repurchase of debt, net of tax            -              -              -        (1,331)        (5,833)
                                                      ------------   ------------  -------------  ------------   ------------
     Net income (loss)                                   $ 19,404       $ 22,490       $ 14,363      $ (4,761)      $ 22,070
                                                      ============   ============  =============  ============   ============
OTHER DATA:
Net cash provided by operating activities                $ 30,640       $ 22,150       $ 17,452      $ 13,645       $ 39,180
Net cash (used in) provided by investing activities       (38,099)       (22,514)       (35,633)      (10,116)        21,506
Net cash provided by (used in) financing
  activities                                                8,282          1,504         67,658       (22,857)       (73,754)
Adjusted EBITDA (1)                                        35,531         42,486         46,404        35,165         47,925
Adjusted EBITDA margin                                      11.8%          12.0%          12.2%          9.2%          13.4%
Depreciation and amortization                             $ 5,302        $ 6,885        $ 8,213       $ 9,153        $ 8,010
Capital expenditures                                        5,461          7,746          8,378         5,948          8,810
CREDIT DATA:
Total interest expense less amortization of bond costs                                                              $ 23,852
Ratio of Adjusted EBITDA to net cash interest expense (3)                                                               2.5x
Ratio of total debt less cash and cash equivalents to
  Adjusted EBITDA                                                                                                        3.1
Ratio of earnings to fixed charges (2) (3)                    4.5            3.7            2.6           1.0            2.0
Pro forma ratio of earnings to fixed charges (4)                                            1.2
BALANCE SHEET DATA:
Cash and cash equivalents                                 $ 4,363        $ 5,301       $ 54,884      $ 35,058       $ 23,321
Working capital                                            39,456         43,302         95,632        75,690         63,275
Total assets                                              190,168        208,689        305,922       266,558        191,095
Total debt                                                 93,062        108,726        262,769       239,800        170,182
Shareholders' equity (deficit)                             35,343         37,313        (25,644)      (33,933)       (29,877)


----------

(1) Adjusted EBITDA is defined as operating income plus depreciation, amortization excluding amortization of bond issue costs, restructuring charges and adjusted for certain infrequent or nonrecurring items. For purposes of the table above, Adjusted EBITDA presented for the year ended August 27, 2000 excludes restructuring charges of $1,361,000, an impairment charge to goodwill of $4,997,000, and reversals of previously provided reserves, recorded as a reduction of operating expenses, of $4,928,000. Of these items, $513,000 are net non-cash items. The $4,928,000 of reversals of previously provided reserves include those discussed more fully in Note 8 of the notes to the consolidated financial statements as well as $640,000 for settlement of open obligations under the terminated employer benefit plan and the $449,000 reversal of accrued compensation, as more fully discussed in Note 13 of the notes to the consolidated financial statements in the Company's fiscal 2000 third quarter Form 10-Q. Amortization of debt issuance costs was $413,000.

(2) Earnings for this computation does not include the gain or loss on the disposition of businesses.

(3) Net cash interest expense and fixed charges are net of $4,587,000 of interest income earned during the year.

(4) Fixed charges for purposes of this calculation are adjusted to give effect to the proceeds and related uses of the notes as if the notes had been issued at the beginning of the period presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and Albecca's consolidated financial statements and the related notes thereto which are included elsewhere in this report. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, all references to Albecca's international operations include all of Albecca's operations outside of the U.S. Albecca uses a 52-53 week fiscal year ending on the last Sunday in August. Accordingly, fiscal years 1998, 1999 and 2000 ended on August 30, 1998, August 29, 1999 and August 27, 2000 respectively. When reading Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and the notes to the consolidated financial statements, please refer to Cautionary Statement For Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 located in Part I.


OVERVIEW

    Albecca's net sales consist primarily of sales of branded custom framing products to independent retail custom framers and franchise operations. With operations in 15 countries, Albecca's net sales are geographically diversified. U.S. customers accounted for 48.7%, 51.3% and 59.9% of net sales in 1998, 1999 and 2000. Albecca has grown internally as well through the acquisition of 39 other manufacturers and distributors of custom framing products since 1988. Of these acquisitions, Albecca completed six in 1998 and one in 1999 and has increased its interest in a previous acquisition during 1999 and 2000. Albecca divested itself of operations in South Africa, Greece and New Zealand in 1999; disposed of its Mersch and Brio entities in 2000 (which served the hyper-market and "Do-It-Yourself" segments of the framing industry); sold its Belgian operations in 2000; as well as restructured its operations in the U.K., Sweden and the U.S. in 1998 through 2000.

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

    Albecca is an S corporation and several of its subsidiaries are classified as either partnerships or single member entities. Each is treated as a pass-through entity under the Internal Revenue Code. They are not subject to federal and certain state income taxes. As a result, the related taxable income is included in the tax returns of the shareholders and members of the respective companies. The Company makes distributions to shareholders to pay their income tax obligations due to the Company's status as an S corporation. The provision for income taxes included in the accompanying consolidated financial statements primarily relates to certain state and foreign income taxes, as well as federal taxes payable on the gain from disposition of one of the Company's non-U.S. subsidiaries in fiscal 2000. In connection with the offering of $200 million of 10.75% senior subordinated notes in 1998, Albecca distributed $60.0 million of previously undistributed S Corporation earnings to its shareholders. Albecca intends to continue to make distributions to its shareholders to pay their income tax obligations as a result of Albecca's status as an S corporation.

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

    During May 2000, Albecca acquired the remaining interest in its Italian subsidiary for approximately $1.9 million. Goodwill of approximately $1.9 million was recorded in connection with the acquisition.

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

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

                                                        1998          1999           2000
                                                    -----------   -----------   ------------
Net sales                                                100.0  %      100.0  %       100.0 %
Cost of sales                                             57.0          57.4           55.8
                                                    -----------   -----------   ------------
  Gross profit                                            43.0          42.6           44.2
Operating expenses                                        34.1          35.8           31.6
Restructuring charges                                      0.6           0.4            0.4
Impairment of goodwill                                       -             -            1.4
                                                    -----------   -----------   ------------
  Operating income                                         8.3           6.4           10.8
Net loss (gain) on dispositions of businesses                -           1.1           (0.3)
Cost of cancelled initial public equity offering           0.3             -              -
Interest income                                              -          (0.6)          (1.3)
Interest expense                                           3.1           6.8            6.8
                                                    -----------   -----------   ------------
Income (loss) before provision for  income taxes,
  minority interest, and extraordinary gain                4.9          (0.9)           5.6
Provision for income taxes                                 1.1           0.6            1.0
Minority interest                                          0.1           0.1            0.1
                                                    -----------   -----------   ------------
Income (loss) before extraordinary gain                    3.7          (1.6)           4.5
Extraordinary gain on repurchase of debt, net of tax         -           0.3            1.6
                                                    -----------   -----------   ------------
     Net income (loss)                                     3.7  %       (1.3) %         6.1 %
                                                    ===========   ===========   ============
     Adjusted EBITDA                                      12.2  %        9.2  %        13.4 %
                                                    ===========   ===========   ============

2000 Compared to 1999

    Net Sales. Net sales were $358.2 million in 2000 compared to $384.2 million in 1999. This decrease is primarily the result of the sale and disposition of two international businesses during 2000, the sale of the South African operations at the end of 1999, a decline in sales in certain foreign locations, and unfavorable changes in foreign currency exchange rates. The sales decline was partially offset by the growth in sales of Albecca's lines of premium branded products in the U.S. and the expansion of Albecca's operations in Japan. Currency fluctuations in 2000 decreased net sales by $7.8 million, primarily due to a strengthening of the U.S. dollar against major European currencies. U.S. net sales increased 8.7% in 2000 from 1999 and, on a constant currency basis, international net sales decreased 18.9% in the same period. The increase in U.S. net sales primarily resulted from increased sales to independent custom framing retailers. The decrease in international net sales resulted primarily from the sale of the Mersch and Brio businesses, the closure of the United Kingdom - Northampton facility in 2000, the sale of the South African operations at the end of 1999, and a decrease in sales in Canada, Australia, and The Netherlands, partially offset by an increase in sales in Japan.

         Cost of Sales. Cost of sales were $199.9 million in 2000 compared to $220.6 million in 1999. This decrease is primarily a result of decreased net sales. In the U.S., gross profit margin increased to 47.4% in 2000 from 45.4% in 1999. This increase was primarily the result of an increase in sales of branded products, a decrease in the sales of products of previously acquired businesses with lower gross profit margins, favorable currency exchange rate movements in certain supplier markets, and steps taken in the previous year by management to address its non-performing U.S. acquisition-related inventory. International gross profit margin decreased to 39.5% in 2000 from 39.6% in 1999 primarily due to the increase in inventory reserves related to disposed entities, and the decrease in gross margin in Canada due to sales of acquisition-related inventory and a change in product mix, partially offset by an increase in value-added sales in Japan.

         Operating Expenses. Operating expenses were $113.1 million in 2000 compared to $137.7 million in 1999. The decrease in operating expenses is primarily a result of the sale and disposition of two international businesses during 2000 and sale of the South African operations at the end of fiscal 1999, a decrease in operating expenses in Canada, Australia, and Sweden due to relocation or consolidation of locations, a decrease in duplicative acquisition related expenses and gains in efficiencies at the U.S. acquisition locations, and the reversals of previously provided reserves as more fully described in Note 8 of the notes to the consolidated financial statements and Note 13 of the notes to the consolidated financial statements in the Company's fiscal 2000 third quarter Form 10-Q, partially offset by an increase in operating expenses associated with the expansion of the Company's operations in Japan. In the U.S., operating expenses as a percentage of sales decreased to 26.6% in 2000 from 33.3% in 1999. This decrease was primarily due to the decrease in operating expenses associated with the 1998 acquisitions and the reversals of previously provided reserves as more fully described in Note 8 of the notes to the consolidated financial statements and Note 13 of the notes to the consolidated financial statements in the Company's fiscal 2000 third quarter Form 10-Q. International operating expenses as a percentage of net sales increased to 38.9% in 2000 from 38.5% in 1999. This increase in operating expenses as a percentage of sales is primarily due to the decrease in net sales in The Netherlands and Finland, partially offset by improved operating expenses in Canada, Australia and Sweden.

     Restructuring Charges. In May 2000, the Company initiated a restructuring plan related to the closure of its United Kingdom - Northampton operation and recorded a charge to operations of approximately $.9 million. Management made the decision to close this operation following a series of under-performing quarters, at which time management determined that the Company's resources, both financial and managerial, could be more effectively invested in operations with a greater potential return. This charge included severance costs for 37 team members approximating $.2 million, a $.3 million write-down of property, plant and equipment to its estimated net realizable value, $.2 million of lease termination costs and $.2 million of other exit costs including post-closure maintenance and administrative costs. The $.2 million of lease termination costs represented the Company's estimated future obligations under the existing lease commitments of the closed facility, net of estimated recoverable costs through subleasing.

    During August 2000, additional costs of approximately $.5 million relating to the closure of the United Kingdom - Northampton operation were identified. This charge included additional severance costs of $.1 million related to an employment contract not previously identified, an additional $.2 million write-down of property, plant and equipment due to a redetermination of the estimated net realizable value, and $.2 million of additional lease termination costs and other exit costs related to a reevaluation of the period required to find a sub-tenent for the building. During fiscal 2000, cash payments relating to the closure of the United Kingdom - Northampton operation were made in the amount of $.2 million, primarily for severance and lease termination payments.

    As of August 27, 2000, the Company continued to sell existing assets and collect existing accounts receivable through its United Kingdom - Arqadia Ltd. operations. No team members remained at the facility. Management anticipates the restructuring plan will be completed prior to the end of fiscal 2001.

    During fiscal 2000, the Company reversed the remaining restructuring reserves of approximately $.1 million related to its U.S. duplicate facility and United Kingdom - plastic moulding manufacturing operations restructuring plans.

    During fiscal 2000, cash payments relating to the Company's closure of its duplicate facility in Sweden totaled approximately $.2 million, primarily for severance payments. Also during fiscal 2000, the Company made cash payments of approximately $.1 million for severance and other exit costs associated with closure of its operations in New Zealand, Greece and its U.S. duplicate facility.

    Albecca expects any remaining components of its fiscal 1998, 1999 and 2000 restructuring plans to be completed by the end of fiscal year 2001.

    Albecca believes that the 1998, 1999 and 2000 restructuring plans will not have a material impact on future operations, financial condition or liquidity of the Company.

   Impairment of Goodwill. In October 1997, the Company acquired Robert F. deCastro, Inc. ("deCastro") a distributor of products in the pre-framed art and the custom framing markets. Since the acquisition, the demand in the markets for the deCastro product line has dramatically decreased or ceased. As a result, during fiscal 2000, management determined to redirect its effort from pre-framed art and to focus its energies and resources, both financial and managerial, on the custom picture framing market. The Company determined that the estimated future undiscounted cash flows of the deCastro product line were below the carrying value of the associated long-lived assets, primarily consisting of goodwill. Accordingly, during fiscal 2000, the Company adjusted the carrying value of deCastro's unamortized goodwill to its estimated fair value of approximately $.2 million, resulting in a non-cash impairment charge of approximately $5.0 million. The estimated fair value of goodwill was based on anticipated future cash flows discounted at a rate commensurate with the risk involved.

    Sale and Disposition of Entities. In June 2000, the Company sold its Brio operations, a manufacturer and supplier of readymade frames and framing supplies to large "Do-It-Yourself" stores in Europe. This decision was based on management's decision to focus its energies and resources, both financial and managerial, on the European custom picture framing market. The transaction was concluded on May 31, 2000, resulting in cash proceeds of approximately $14.0 million. The Company recorded a gain on the sale of the Brio operations of approximately $3.9 million.

    The sales agreement required Brio to maintain a minimum level of working capital through the closing date as supported by a closing balance sheet audit, which has not yet been completed. As such, the preliminary estimated gain is subject to adjustment pending the final results of the audit. In addition, the sale agreement requires the Company to repurchase any receivables and inventory on hand at the date of sale which remain uncollected or unsold six and twelve months, respectively, after the closing date of the transaction. The Company believes it has adequately reserved for this contingency. Brio's nine-month sales and operating income for fiscal 2000 were approximately $16.1 million and $.9 million, respectively. In the opinion of management, the disposition of Brio will not have a material impact on the future operations or financial position of the Company.

    In January 2000, Albecca made a decision to dispose of its investment in its Mersch entities, a manufacturer and supplier of readymade frames to large European discount stores, located in Germany and France. This decision was based on management's continued initiative to focus its energies and resources, both financial and managerial, on the European custom picture framing market. On January 31, 2000, Albecca finalized the sale of its Mersch entities for cash proceeds of approximately $16.3 million. Approximately $12.5 million of the proceeds was used to repay long-term liabilities retained by the Company. The loss on the disposition of the Mersch entities, recorded during fiscal 2000, was approximately $3.0 million.

    In addition, the sale agreements required the Mersch entities to maintain a minimum level of working capital through the closing date as supported by a closing balance sheet audit, which has not yet been agreed to by the respective parties. The Company recorded its best estimate of the net working capital shortfall, based upon preliminary results of the closing balance sheet audit as part of the total $3.0 million loss on the sale.

    The Mersch entities' five month sales and operating income for fiscal 2000 were approximately $10.0 million and $.04 million, respectively. In the opinion of management, the disposition of the Mersch entities will not have a material impact on the future operations or financial position of the Company.

    In August 2000, the Company sold its Erijko Belgium operations for cash proceeds of less than $.1 million. This decision was based on management's decision to focus its energies and resources, both financial and managerial, on operations with a greater potential return. In the opinion of management, the disposition of Erijko Belgium will not have a material impact on the future operations or financial position of the Company.

    Interest Income. Interest income was $4.6 million in 2000 compared to $2.3 million in 1999. The increase resulted primarily from the interest income associated with the Company's repurchase of its senior subordinated notes.

    Interest Expense. Interest expense was $24.3 million in 2000 compared to $26.2 million in 1999. The decrease in interest expense is primarily due to the reduction of debt associated with the sales of the Mersch and Brio businesses, and the Company's continued focus on reducing its outstanding debt.

    Extraordinary Gain on Repurchase of Debt. Consistent with its stated objective of using a portion of its cash to lower its debt, including its senior subordinated notes, during the year Albecca repurchased $39.8 million of its senior subordinated notes. The debt repurchase resulted in an extraordinary gain of $5.8 million, net of applicable state taxes of $.2 million.

    Adjusted EBITDA. Adjusted EBITDA is defined as operating income plus depreciation, amortization excluding amortization of bond issuance costs, restructuring charges and certain infrequent or non-recurring items. For the reasons set forth above, adjusted EBITDA was $47.9 million in 2000 compared to $35.2 million in 1999. Adjusted EBITDA for the year ended August 27, 2000 excludes restructuring charges of $1.4 million, an impairment charge to goodwill of $5.0 million, offset by reversals of previously provided reserves of $4.9 million. Adjusted EBITDA for the year ended August 29, 1999 excludes restructuring charges of $1.5 million and net infrequent and non-recurring items of $.4 million.


1999 Compared to 1998

    Net Sales. Net sales were $384.2 million in 1999 compared to $381.1 million in 1998. This increase is primarily the result of internal growth, the impact of one acquisition of a distributor of custom framing products completed in May 1998, and the expansion of Albecca's lines of premium branded products, offset by changes in foreign currency exchange rates, a decrease in sales to framing departments of craft chains, a decrease in second year sales retention, and a sales decline related to the closure of the United Kingdom plastic moulding manufacturing facility. Currency fluctuations in 1999 decreased net sales by $1.3 million, primarily due to a strengthening of the U.S. dollar against the Canadian Dollar and South African Rand, partially offset by a weakening dollar against the French Franc, German Mark, and the Dutch Guilder. U.S. net sales increased 6.2% in 1999 from 1998 and, on a constant currency basis, international net sales decreased 3.7% in the same period. The increase in U.S. net sales primarily resulted from the impact of one of the acquisitions of a distributor of custom framing products completed in May 1998, and an estimated $8.5 million increase in sales to independent custom framing retailers, offset by an estimated $1.7 million decrease in sales to framing departments of craft chains and a decrease in the second year sales retention related to the three acquisitions completed in the beginning of 1998. The decrease in international net sales resulted primarily due to the closure of the United Kingdom plastic moulding manufacturing facility, a one-time sale to a customer in The Netherlands that occurred in fiscal 1998 and did not recur in 1999, and the integration of the duplicative Swedish facilities.

    Cost of Sales. Cost of sales were $220.6 million in 1999 compared to $217.1 million in 1998. This increase is primarily a result of increased net sales and the increase in the reserves for slow moving inventory at specific foreign locations. In the U.S., gross profit margin decreased to 45.4% in 1999 from 46.0% in 1998. This decrease was primarily the result of lower gross profit margins on products sold by acquired businesses and a 20.0% increase in the cost of the U.S. sampling program resulting from a continued strong pace of premium moulding line introductions and the expansion of the independent retailer custom framing customer base. International gross profit margin decreased to 39.6% in 1999 from 40.2% in 1998, primarily due to the increase in the reserves of $1.9 million for slow moving inventory in the United Kingdom, Australia, France, and The Netherlands locations recorded in fiscal 1999, higher product costs in Canada due to the product mix of its 1998 and 1999 acquisitions, and duplicate manufacturing costs related to the facilities in Sweden, offset by improved product mix. The Company is continuing to evaluate its sales and asset management focus to ensure that its investments are strategically aligned with the Company's focus on core products to core customers within core geographic markets, as more fully described in Item 1 of this document. As a result, during 1999, the Company recorded these additional inventory reserves, as described above, to address potentially slow moving and excess inventory that are not part of the Company's overall core business strategy.

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

    Restructuring Charges. During fiscal 1999, an additional reserve of $.1 million was recorded for uncollectable accounts receivable related to the 1998 Greece restructuring plan. These amounts have been included in operating expenses in the accompanying consolidated statement of operations for the year ended August 29, 1999. After consultation with the Company's attorneys, this amount was deemed necessary for accounts that were previously estimated to be collectable. In addition, an additional restructuring charge of $.1 million was recorded primarily for additional post-closure maintenance and other administrative costs associated with the operations in Greece that were not previously identified. As of August 29, 1999, one of the original 14 team members remained to sell existing assets and collect existing accounts receivable. During fiscal 1999, cash payments related to the closure of facilities in Greece were made in the amount of approximately $.2 million for severance costs and other exit costs.

    In May 1999, the Company initiated a restructuring plan related to one of its facilities in Sweden and recorded a charge to operations of $1.1 million. Management made the decision to close this operation in Sweden because the facilities were deemed to be duplicative. This charge included severance costs for 25 team members approximating $.3 million, a $.7 million write-down of the owned facility to the estimated realizable value on the future sale of the building, $.1 million for inventory reserves related to inventory outside of the location's core operating focus, and other exit costs, including post-closure maintenance and administration costs of $.05 million. The inventory reserve was included in cost of goods sold in the accompanying consolidated statement of operations for the year ended August 29, 1999. As of August 29, 1999, 15 of the original 25 team members remained at the facility to fill open orders, sell remaining assets, collect accounts receivable and prepare the facility for the closure. The facility had been sold prior to the end of the fiscal year, however, physical possession was not transferred until February 2000. During fiscal 1999, the Company paid cash of approximately $.2 million for the closure of its facility in Sweden, primarily relating to severance costs.


    Additionally in March 1999, the Company initiated a plan to close its operations located in New Zealand, and recorded a charge to operations of $.4 million related to this closure. The plan to close the operation in New Zealand was adopted following a series of under-performing quarters, at which time management determined that the Company's resources, both financial and managerial, could be more effectively invested in operations with a greater potential return. These costs primarily consist of $.05 million in severance costs for 9 team members, $.1 million for the write-down of machinery and equipment to its net realizable value for its future sale, $.1 million of inventory reserves related to product that will not be transferred to other locations within the Company, $.1 million in additional reserves for accounts receivable deemed uncollectable, and $.1 million of other exit costs, including lease terminations, post-closure maintenance and other administrative costs. The reserves for inventory and accounts receivable have been included as components of cost of goods sold and operating expenses, respectively, in the accompanying consolidated statement of operations for the year ended August 29, 1999. As of August 29, 1999, one of the 9 original team members remained to sell existing assets and collect existing accounts receivable. During fiscal 1999, cash payments related to the closure of the distribution facility in New Zealand totaled approximately $.1 million. These payments were primarily for other exit costs.

    During fiscal 1999, Albecca incurred additional restructuring charges of $.1 million related to its fiscal 1998 U.S. restructuring plan. These costs were associated with travel costs incurred of approximately $.1 million directly related to the integration of the closed U.S. duplicate facilities into other existing facilities as well as labor and other related costs of approximately $.04 million incurred during the process of relocating property and equipment to other existing facilities and $.01 million relating to other post closure and administrative costs. During 1999, Albecca paid amounts aggregating approximately $.3 million related to the restructurings, including approximately $.1 million related to travel costs and labor costs incurred in association with the integration of the duplicate facilities, approximately $.1 million associated with severance and other termination benefits paid to team members and approximately $.04 million associated with lease termination fees.

    With respect to the closure of Albecca's plastic moulding manufacturing operations in the United Kingdom, as of August 29, 1999, all 59 team members had been terminated. The owned facility had been sold, however, and the leased facility was subleased subsequent to the end of fiscal 1999. All material events associated with the restructuring plan have been completed. During fiscal 1999, cash payments related to the closure of the U.K. plastic moulding manufacturing operations totaled approximately $.5 million. These payments were primarily for lease termination and other exit costs due to the fact that the building had not yet been sublet.

    Sale of Operations in South Africa. In July 1999, Albecca sold its investment in its operations in South Africa for cash of $.2 million and a non-interest bearing note of $.5 million due in three annual equal payments concluding in fiscal 2002. Management determined that its resources, both financial and managerial, would be more effectively invested in operations with a greater potential return. The loss on the sale of the operations in South Africa was approximately $4.1 million. The eleven-month sales revenue and operating income for fiscal 1999 related to the South Africa operations were approximately $8.8 million and $.4 million, respectively. In the opinion of management, the sale of the South African operations will not have a material impact to the future operations or financial position of the Company.

    Interest Income. Interest income was $2.3 million in 1999 compared to $.1 million in 1998. This interest income resulted largely from the investment of cash remaining from the Company's senior subordinated debt placement.

    Interest Expense. Interest expense was $26.2 million in 1999 compared to $11.9 million in 1998. The increase in interest expense is primarily due to an increase in debt and the amortization of deferred financing costs associated with the Company's senior subordinated debt placement.

    Extraordinary Gain on Repurchase of Debt. During the year, Albecca repurchased $11.3 million of its senior subordinated notes. The repurchase resulted in an extraordinary gain of $1.3 million, net of applicable state taxes of $.1 million.

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

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $17.5 million, $13.6 million and $39.2 million in 1998, 1999 and 2000, respectively. Albecca's primary cash requirements have been to fund working capital, pay principal and interest on outstanding indebtedness, fund capital expenditures, acquisitions, and distributions to Albecca's shareholders to pay income taxes as a result of its status as an S corporation. Albecca has generally used internally generated funds and amounts available under its bank credit facilities as its primary sources of liquidity. Net cash used in investing activities has primarily been used for the acquisition of manufacturers and distributors of custom framing products. Albecca invested $28.1 million for acquisitions in 1998, $3.6 million for acquisitions in 1999 and $1.9 million for acquisitions in 2000. Net cash provided by investing activities has primarily been from the disposition of businesses. Albecca received proceeds of $30.3 million from dispositions in fiscal 2000.

    Capital expenditures, excluding acquisition costs, were $8.4 million, $5.9 million and $8.8 million in 1998, 1999 and 2000, respectively. Albecca's historical capital expenditures have been primarily used to expand its distribution network, enhance management information systems and improve manufacturing efficiencies. During 2000, Albecca invested approximately $5.6 million in the construction of the Company's new manufacturing plant and related purchases of equipment in Ashland, Wisconsin. Subsequent to fiscal year end, the plant is now in full production.

    Net cash provided by financing activities was $67.7 million in 1998, primarily the result of the $193.2 million of proceeds associated with the Company's 1998 placement of it senior subordinated notes, less the repayment of its U.S. senior credit facility and distributions to shareholders. Net cash used in financing activities increased from $22.9 million in 1999 to $73.8 million in 2000. The increase from 1999 to 2000 is primarily due to the Company's repurchase of $39.8 million of its senior subordinated notes and debt reduction of $17.4 million associated with the disposition of the Mersch and Brio entities.

    At August 27, 2000, Albecca had outstanding indebtedness of approximately $170.2 million, consisting of $148.9 million in principal amount of the senior subordinated notes and $21.3 million of other indebtedness. Albecca's primary sources of liquidity will be cash flow internally generated from operations and its available cash and cash equivalents of $23.3 million.

    In June 2000, the Company completed an Industrial Revenue Bond placement through an economic incentive program by the City of Ashland, Wisconsin, relating to the development of the Company's new manufacturing plant and purchase of associated equipment. The placement was for $4.6 million, net of debt issuance costs of $.09 million, of variable interest rate notes with a weekly adjusting rate, which at closing was 4.37%. Amortization of the bond indebtedness consists of interest only payments for the first five years and a subsequent amortization period of fifteen years with varying annual principal payments ranging from $.2 million to $.4 million. The bonds are secured by a letter of credit that is collateralized by the new manufacturing plant and a majority of the related new and existing furniture, machinery and equipment.

    Albecca's foreign subsidiaries have outstanding indebtedness under various foreign credit facilities, term notes and purchase money financing obligations, which had an aggregate outstanding balance of $14.6 million as of August 27, 2000. Indebtedness of the foreign subsidiaries is effectively senior to the senior subordinated notes and the guarantees thereof given by the US subsidiaries.

    The largest of Albecca's foreign credit facilities is the $7.5 million credit facility entered into by Larson-Juhl Canada Ltd. to fund its Canadian operations. Borrowings under the Canadian facility bear interest at rates ranging from LIBOR plus 0.75% to the Canadian prime rate and became due in August 2000. The Canadian facility is secured by all of the assets of L-J Canada. The Canadian facility is subject to certain customary financial and other covenants, including without limitation:

    (1) financial reporting;

    (2) funded indebtedness to total capitalization ratio;

    (3) leverage ratio;

    (4) tangible net worth; and

    (5) limitations on indebtedness, contingent obligations, liens, loans, repayments of intercompany indebtedness, dividends, advances, investments, acquisitions, mergers and sale of assets.

    As of August 30, 1998, August 29, 1999 and August 27, 2000, approximately $0.3 million, $1.7 million, and $1.0 million was outstanding under the Canadian credit facility, respectively. At the end of fiscal 2000, Albecca was given a temporary extension of the credit facility and is currently finalizing negotiations with the lender for a 3-year renewal, on terms substantially similar to the existing facility.

    Albecca's other foreign revolving credit facilities and term notes include a series of credit facilities used to finance working capital needs and acquisitions in the respective countries in which Albecca operates. These facilities range in size from less than $1 million to $2.7 million. The indebtedness under these facilities generally bears interest at rates ranging from 3.9% to 9.5% per annum, as of August 27, 2000, and matures on various dates ranging through September 2017. Certain of these facilities are secured by assets of the respective borrowers, including accounts receivable, inventory, property or capital stock, and are generally subject to certain customary financial and other covenants, including limitations on repayment of intercompany indebtedness and payment of dividends.

    Total foreign revolving facilities provide Albecca with additional borrowings of up to $11.6 million as of August 27, 2000.

    As of August 27, 2000, Albecca did not have a bank credit facility in place to fund its U.S. operations, nor had it entered into any agreements, commitments, discussions or understandings with respect to such a credit facility.

    The indenture, under which the senior subordinated notes were issued, permits Albecca and the subsidiary guarantors to incur additional indebtedness, including senior debt, subject to certain limitations.

    In connection with Albecca's issuance of senior subordinated notes in 1998, a distribution of $60.0 million was made to Albecca's shareholders representing estimated previously undistributed S Corporation earnings accumulated through July 31, 1998. The proceeds from these notes were used, among other things, to fund a portion of this distribution. The notes contain certain covenants that limit, among other things, the ability of Albecca and its subsidiaries to pay dividends and/or distributions to its shareholders.

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

    Albecca's ability to make scheduled payments of the principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness, including the senior subordinated notes, or to fund planned capital or other expenditures will depend on its future financial or operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash and cash equivalents will be adequate to meet Albecca's anticipated future requirements for working capital, scheduled payments of principal and interest on its indebtedness, including the senior subordinated notes, capital expenditures, and acquisitions, through the next twelve months. There can be no assurance that Albecca's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable Albecca to service its indebtedness, including the senior subordinated notes, or to make anticipated capital and other expenditures.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", which requires companies to record derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

    In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", which delayed the effective date of SFAS 133 by one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133", which will be adopted concurrently with SFAS 133. SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and hedging activities and incorporates decisions made by the FASB related to the Derivatives Implementation Group process. The Company has adopted the provisions of these pronouncements effective August 28, 2000. The adoption did not have a material impact on the Company's consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EXCHANGE RATES

    Albecca is affected by the movement of currencies in the 15 countries in which it operates. Albecca's results of operations and financial condition may be adversely affected by fluctuations in foreign currencies and by translations of the financial statements of Albecca's international operations from local currencies into U.S. dollars. Albecca addresses this exposure by financing most funding needs in the applicable foreign currencies. In addition, the exposure is further mitigated by each of the international operations transacting business primarily in its local currency.

    The Company does hold some forward foreign currency contracts. These contracts are primarily in place at the Company's United Kingdom operations and are used as a hedge against currency risks associated with inventory purchases and not for trading or speculative purposes. The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates. As of August 27, 2000, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $.4 million. Gains and losses on the foreign currency exchange are defined as the difference between the above contract rate at its inception date and the current exchange rate. However, any such gains and losses would generally be offset by corresponding losses and gains, respectively on the related hedged asset or liability.

INTEREST RATES

    The Company is exposed to market risk from changes in interest rates. The Company's primary interest rate risk relates to its long-term debt obligations. At August 27, 2000, the Company had total long-term debt obligations (including the current portion of those obligations) of $170.2 million. Of that amount, $161.6 million was in fixed rate obligations and $8.6 million was in variable rate obligations. Based on the Company's market risk sensitive instruments (its variable rate debt) outstanding at August 27, 2000, the Company has determined that there was no material market risk exposure to the Company's financial position, results of operations, or cash flows as of such date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  ALBECCA INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Financial Statements:

    Report of Independent Public Accountants - Arthur Andersen LLP                                 F-2

    Report of the Auditors - BDO Walgemoed CampsObers                                              F-3

    Consolidated Balance Sheets as of August 29, 1999 and August 27, 2000                          F-4

    Consolidated Statements of Operations for each of the three years ended August 30, 1998,       F-5
      August 29, 1999 and August 27, 2000

    Consolidated Statements of Shareholders' Equity (Deficit) for each of the three years ended    F-6
      August 30, 1998, August 29, 1999 and August 27, 2000

    Consolidated Statements of Cash Flows for each of the three years ended August 30, 1998,       F-7
      August 29, 1999 and August 27, 2000

    Notes to Consolidated Financial Statements                                                     F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Albecca Inc.:


We have audited the accompanying consolidated balance sheets of Albecca Inc. (a Georgia corporation) and subsidiaries as of August 27, 2000 and August 29, 1999, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended August 27, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Larson-Juhl Netherlands B.V. and subsidiaries, which statements reflect total assets of 6% at August 27, 2000 and August 29, 1999, and total revenues of 4%, 5% and 5% for each of the three years in the period ended August 27, 2000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audits also included examining, on a test basis, evidence supporting the translation of Larson-Juhl Netherlands B.V.'s financial statements from Dutch guilders to U.S. dollars and from Part 9, Book 2 of the Dutch Civil Code to accounting principles generally accepted in the United States. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Albecca Inc. and subsidiaries as of August 27, 2000 and August 29, 1999, and the results of their operations and their cash flows for each of the three years in the period ended August 27, 2000, in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP


Atlanta, Georgia
October 30, 2000

LARSON-JUHL NETHERLANDS B.V.

AUDITORS' REPORT

To the shareholders of Larson-Juhl Netherlands B.V.:

     We have audited the financial statements of Larson-Juhl Netherlands B.V. at Barneveld, The Netherlands for the three year period ended August 27, 2000.

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

     In our opinion the financial statements for the period August 30, 1999 up to and including August 27, 2000 and including those for fiscal year 1998 (for the period September 1, 1997 up to and including August 30, 1998) and the fiscal year 1999 (for the period August 31, 1998 up to and including August 29, 1999) as previously audited by us give a true and fair view of the financial position of the Company as at August 27, 2000 and of the results of its operations and cash flows for the three years ended August 27, 2000 and have been properly prepared in accordance with accounting principles generally accepted in The Netherlands and comply with the financial reporting requirements included in
Part 9, Book 2 of the Dutch Civil Code.

Arnhem, October 12, 2000

BDO Walgemoed CampsObers
Accountants

/s/ BDO Walgemoed CampsObers
Arnhem, The Netherlands

                                  ALBECCA INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          AUGUST 29,        AUGUST 27,
                                                                            1999               2000
                                                                          ---------         ---------
                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               $  35,058         $  23,321
  Accounts receivable, less allowances for doubtful accounts of
    $5,190 and $5,283 at August 29, 1999 and August 27, 2000                 47,298            36,384
  Inventories                                                                67,620            48,413
  Other current assets                                                        5,057             4,754
                                                                          ---------         ---------
    Total current assets                                                    155,033           112,872
PROPERTY, PLANT AND EQUIPMENT, net                                           53,485            36,692
OTHER LONG-TERM ASSETS                                                       58,040            41,531
                                                                          ---------         ---------
                                                                          $ 266,558         $ 191,095
                                                                          =========         =========

             LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current maturities of long-term debt                                    $  26,589         $   7,686
  Accounts payable                                                           26,423            17,247
  Accrued liabilities                                                        26,331            24,664
                                                                          ---------         ---------
    Total current liabilities                                                79,343            49,597
                                                                          ---------         ---------
LONG-TERM DEBT, less current maturities (Note 4)                            213,211           162,496
                                                                          ---------         ---------
OTHER LONG-TERM LIABILITIES                                                   7,937             8,879
                                                                          ---------         ---------

SHAREHOLDERS' DEFICIT (Notes 1 and 6)
  Preferred stock, $.01 par value;  50,000,000 shares authorized and no shares issued and outstanding at August 29, 1999 and
    August 27, 2000                                                              --                --
  Class A common stock, $0.01 par value; 250,000,000 shares
    authorized, 374,000 shares issued and outstanding at August
    29, 1999 and August 27, 2000                                                  4                 4
  Class B common stock, $0.01 par value; 100,000,000 shares
    authorized, 16,626,000 shares issued and outstanding at August
    29, 1999 and August 27, 2000                                                166               166
  Additional paid-in capital                                                  7,326             7,326
  Accumulated deficit                                                       (33,098)          (23,578)
  Cumulative foreign currency translation adjustment                         (8,331)          (13,795)
                                                                          ---------         ---------
    Total shareholders' deficit                                             (33,933)          (29,877)
                                                                          ---------         ---------
                                                                          $ 266,558         $ 191,095
                                                                          =========         =========


The accompanying notes are an integral part of these consolidated financial statements.

                                  ALBECCA INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                       FOR THE YEARS ENDED
                                                             ----------------------------------------
                                                              AUGUST 30,    AUGUST 29,    AUGUST 27,
                                                                 1998          1999          2000
                                                             ------------  ------------  ------------
Net sales                                                       $381,137      $384,183      $358,187
Cost of sales                                                    217,094       220,565       199,874
                                                             ------------  ------------  ------------
  Gross profit                                                   164,043       163,618       158,313
Operating expenses                                               129,820       137,652       113,057
Restructuring charges (Note 12)                                    2,262         1,491         1,361
Impairment of goodwill (Notes 1 and 13)                                -             -         4,997
                                                             ------------  ------------  ------------
  Operating income                                                31,961        24,475        38,898
Net loss (gain) on dispositions of businesses (Note 12)                -         4,136          (969)
Cost of cancelled initial public equity offering (Note 13)         1,273             -             -
Interest income                                                     (116)       (2,254)       (4,587)
Interest expense                                                  11,949        26,163        24,265
                                                             ------------  ------------  ------------
  Income (loss) before provision for income taxes,
    minority interest and extraordinary gain                      18,855        (3,570)       20,189
Provision for income taxes                                         4,021         2,204         3,654
Minority interest                                                    471           318           298
                                                             ------------  ------------  ------------
Income (loss) before extraordinary gain                           14,363        (6,092)       16,237
Extraordinary gain on repurchase of debt, net of tax (Note 4)          -         1,331         5,833
                                                             ------------  ------------  ------------
Net income (loss)                                               $ 14,363      $ (4,761)     $ 22,070
                                                             ============  ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                                  ALBECCA INC.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                               Class A               Class B        Additional  Accumulated
                                       Common Stock         Common Stock           Common Stock       Paid-In    Earnings
                                     Shares     Amount     Shares     Amount     Shares     Amount    Capital    (Deficit)
                                  -------------------- ---------------------  --------------------  ----------  -----------
BALANCE, August 31, 1997           17,000,000   $ 170           -     $ -               -   $   -     $   582     $ 42,408
 Compensation related to non-
  qualified stock options (Note 6)          -       -           -       -               -       -         244            -
 Conversion of common stock
  for Class A and Class B
  common stock                    (17,000,000)   (170)    374,000       4      16,626,000     166           -            -
 Capital contributions (Note 11)            -       -           -       -               -       -       6,500            -
 Net income                                 -       -           -       -               -       -           -       14,363
 Distributions to shareholders              -       -           -       -               -       -           -      (80,800)
 Currency translation adjustment            -       -           -       -               -       -           -            -
                                  ------------  ------  ---------    ----     -----------   -----    --------    ---------
BALANCE, August 30, 1998                    -       -     374,000       4      16,626,000     166       7,326      (24,029)
 Net loss                                   -       -           -       -               -       -           -       (4,761)
 Distributions to shareholders              -       -           -       -               -       -           -       (4,308)
 Currency translation adjustment            -       -           -       -               -       -           -            -
                                  ------------  ------  ---------    ----     -----------   -----    --------    ---------
BALANCE, August 29, 1999                    -       -     374,000       4      16,626,000     166       7,326      (33,098)
 Net income                                 -       -           -       -               -       -           -       22,070
 Distributions to shareholders              -       -           -       -               -       -           -      (12,550)
 Currency translation adjustment            -       -           -       -               -       -           -            -
                                  ------------  ------  ---------    ----     -----------   -----    --------    ---------
BALANCE, August 27, 2000                    -   $   -     374,000     $ 4      16,626,000   $ 166     $ 7,326    $ (23,578)
                                  ============  ======  =========    ====     ===========   =====    ========    =========

                                      Cumulative
                                       Foreign
                                       Currency
                                     Translation
                                      Adjustment     Total
                                    ------------  ----------
BALANCE, August 31, 1997               $ (5,847)   $ 37,313
 Compensation related to non-
  qualified stock options (Note 6)            -         244
 Conversion of common stock
  for Class A and Class B
  common stock                                -           -
 Capital contributions (Note 11)              -       6,500
 Net income                                   -      14,363
 Distributions to shareholders                -     (80,800)
 Currency translation adjustment         (3,264)     (3,264)
                                      ---------   ---------
BALANCE, August 30, 1998                 (9,111)    (25,644)
 Net loss                                     -      (4,761)
 Distributions to shareholders                -      (4,308)
 Currency translation adjustment            780         780
                                      ---------   ---------
BALANCE, August 29, 1999                 (8,331)    (33,933)
 Net income                                   -      22,070
 Distributions to shareholders                -     (12,550)
 Currency translation adjustment         (5,464)     (5,464)
                                      ---------   ---------
BALANCE, August 27, 2000              $ (13,795)  $ (29,877)
                                      =========   =========


The accompanying notes are an integral part of these consolidated financial statements.

                                  ALBECCA INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       FOR THE YEARS ENDED
                                                                           --------------------------------------------
                                                                           AUGUST 30,       AUGUST 29,       AUGUST 27,
                                                                              1998             1999             2000
                                                                           ---------         --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $  14,363         $ (4,761)        $ 22,070
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Minority interest                                                            471              318              298
    Depreciation and amortization                                              8,213            9,153            8,010
    Compensation related to nonqualified stock options                           244               --               --
    Loss on disposal of property, plant and equipment                             32            1,205            1,981
    Impairment of goodwill                                                        --               --            4,997
    Net loss (gain) on dispositions of businesses                                 --            4,136             (969)
    Extraordinary gain on repurchase of debt (Note 4)                             --           (1,331)          (5,833)
    Changes in operating assets and liabilities:
      Accounts receivable                                                      2,088            1,171           (2,052)
      Inventories                                                                348            3,405           11,784
      Other current assets                                                       748            1,502             (306)
      Accounts payable                                                        (2,436)             165             (688)
      Accrued liabilities                                                     (4,226)             890           (1,984)
      Other                                                                   (2,393)          (2,208)           1,872
                                                                           ---------         --------         --------
        Net cash provided by operating activities                             17,452           13,645           39,180
                                                                           ---------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                  (8,378)          (5,948)          (8,810)
  Acquisitions of businesses                                                 (28,065)          (3,594)          (1,872)
  Proceeds from sales of property, plant and equipment                           509            2,430            1,517
  Proceeds from dispositions of businesses                                        --              164           30,257
  Changes in other long-term assets                                              301           (3,168)             414
                                                                           ---------         --------         --------
        Net cash (used in) provided by investing activities                  (35,633)         (10,116)          21,506
                                                                           ---------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of senior subordinated notes, net of debt issue costs             193,241               --               --
  Payments for additional debt issue costs                                        --             (516)              --
  Proceeds from revolving credit facilities                                  109,861           24,524           27,112
  Repayments of revolving credit facilities                                 (134,707)         (26,339)         (38,798)
  Proceeds from long-term debt                                                15,676           15,658           11,591
  Repayments of long-term debt                                               (42,113)         (31,876)         (61,109)
  Repayments of notes payable to shareholders                                 (4,000)              --               --
  Distributions to shareholders                                              (70,300)          (4,308)         (12,550)
                                                                           ---------         --------         --------
        Net cash provided by (used in) financing activities                   67,658          (22,857)         (73,754)
                                                                           ---------         --------         --------
EFFECT OF EXCHANGE RATE ON CASH                                                  106             (498)           1,331
                                                                           ---------         --------         --------
NET INCREASE (DECREASE) IN CASH                                               49,583          (19,826)         (11,737)
CASH and cash equivalents, beginning of period                                 5,301           54,884           35,058
                                                                           ---------         --------         --------
CASH and cash equivalents, end of period                                   $  54,884         $ 35,058         $ 23,321
                                                                           =========         ========         ========
SUPPLEMENTAL INFORMATION:
  Interest paid                                                            $  10,983         $ 26,552         $ 24,481
                                                                           =========         ========         ========
  Income taxes paid                                                        $   3,520         $  2,036         $  2,331
                                                                           =========         ========         ========
  Details of acquisitions (Note 2):
    Fair value of assets acquired                                          $ (46,995)        $ (4,599)        $ (1,872)
    Liabilities assumed                                                       18,029              946               --
                                                                           ---------         --------         --------
    Cash paid                                                                (28,966)          (3,653)          (1,872)
    Less cash acquired                                                           901               59               --
                                                                           ---------         --------         --------
        Net cash paid for acquisitions                                     $ (28,065)        $ (3,594)        $ (1,872)
                                                                           =========         ========         ========
NON-CASH FINANCING ACTIVITIES:
  Issuance of notes payable for shareholder distributions (Note 11)        $  10,500         $     --         $     --
                                                                           =========         ========         ========
  Capital contribution of shareholder notes payable (Note 11)              $   6,500         $     --         $     --
                                                                           =========         ========         ========
  Note receivable from sale of operations in South Africa (Note 13)        $      --         $    393         $     --
                                                                           =========         ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                                  ALBECCA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Albecca Inc. (the "Company" or "Albecca," formerly Larson-Juhl Inc.) primarily does business under the Larson-Juhl name. The Company designs, manufactures and distributes a complete line of branded custom framing products. The Company operates in 15 countries, primarily in North America and Europe.

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

FISCAL PERIOD

    The reporting period for the Company and its subsidiaries is either a 52- or 53-week period ending on the last Sunday in August. The Company's fiscal years ended August 30, 1998, August 29, 1999 and August 27, 2000 were 52-week years.

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

INVENTORIES

    Inventories consist primarily of finished goods and are stated at the lower of cost or market. Cost is determined by using the last-in, first-out method for inventories within the United States (approximately 39.2% and 45.1% of total inventories at August 29, 1999 and August 27, 2000, respectively) and the first-in, first-out method for inventories within foreign countries. Additionally, cost includes materials, direct and indirect labor and capitalizable overhead. If the first-in, first-out method of valuing inventories had been used exclusively, inventories of the Company would have been $3,516,000 and $3,206,000 higher at August 29, 1999 and August 27, 2000, respectively.

                                  ALBECCA INC.

    Inventories consist of the following (in thousands):

                        AUGUST 29,       AUGUST 27,
                           1999            2000
                         -------          -------
Raw materials            $12,435          $ 6,290
Work in process            2,276            2,127
Finished goods            52,909           39,996
                         -------          -------
                         $67,620          $48,413
                         =======          =======


PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets (buildings -- 15-40 years, machinery and equipment -- 7-20 years, and furniture and fixtures -- 3-7 years) using primarily the straight-line method.

    Property, plant, and equipment consist of the following (in thousands):

                                      AUGUST 29,       AUGUST 27,
                                         1999             2000
                                       -------          -------

Land and buildings                     $37,848          $29,120
Machinery and equipment                 30,637           24,358
Furniture and fixtures                   9,912            8,863
                                       -------          -------
                                        78,397           62,341
Less accumulated depreciation           24,912           25,649
                                       -------          -------
                                       $53,485          $36,692
                                       =======          =======



    Depreciation expense included in the accompanying consolidated statements of operations for the years ended August 30, 1998, August 29, 1999 and August 27, 2000 was approximately $6,762,000, $6,637,000 and $5,713,000 respectively.

OTHER LONG-TERM ASSETS

    Goodwill is generally amortized over 40 years using the straight-line method. Trademarks, trade names, customer lists, and other intangible assets are stated at cost, less accumulated amortization, and are amortized over 10 to 15 years using the straight-line method. Bond issuance costs are amortized over the life of the senior subordinated notes (10 years) using the effective interest method.

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

    During fiscal year 2000, the Company repurchased $39,820,000 of its 10.75% senior subordinated notes (Note 4). The repurchase resulted in a reduction of $1,256,000 of the related capitalized bond issuance costs. During fiscal year 1999, the Company repurchased $11,250,000 of its 10.75% senior subordinated notes. The repurchase resulted in a reduction of $406,000 of the related capitalized bond issuance costs.

    As more fully discussed in Note 13, the Company adjusted the carrying value of the unamortized goodwill related to its Robert F.

                                  ALBECCA INC.

deCastro acquisition to its estimated fair value of $192,000, resulting in a non-cash impairment charge of $4,997,000.

    Other long-term assets consist of the following (in thousands):

                                                 AUGUST 29,       AUGUST 27,
                                                    1999             2000
                                                   -------          -------

Goodwill                                           $46,513          $33,208
Trademarks, tradenames and customer lists            4,547            3,715
Bond issuance costs                                  6,870            5,715
Other                                                6,098            4,594
                                                   -------          -------
                                                    64,028           47,232
Less accumulated amortization                        5,988            5,701
                                                   -------          -------
                                                   $58,040          $41,531
                                                   =======          =======


INCOME TAXES

    Albecca is an S corporation and several of its subsidiaries are classified as either partnerships or single member entities. Each is treated as a pass-through entity under the Internal Revenue Code. They are not subject to federal and certain state income taxes. As a result, the related taxable income is included in the tax returns of the shareholders and members of the respective companies. The Company makes distributions to shareholders to pay their income tax obligations as a result of the Company's status as an S corporation. The provision for income taxes included in the accompanying consolidated financial statements primarily relates to certain state and foreign income taxes, as well as federal tax on the gain from disposition of one of the Company's non-U.S. subsidiaries in fiscal 2000.

FOREIGN CURRENCY TRANSLATION AND EXPOSURE

    The asset and liability accounts of foreign subsidiaries have been translated into U.S. dollars at the rate of exchange in effect at each balance sheet date. Shareholders' equity (deficit) is translated at historical rates. Resulting translation adjustments are reflected as a separate component of shareholders' equity (deficit). The accounts of foreign subsidiaries' statements of operations are translated at the weighted average exchange rate during the period. Gains or losses on foreign currency transactions are included in income as incurred and are not material to the Company's statements of operations for the years presented. The denomination of foreign subsidiaries' account balances in their local currency exposes the Company to certain foreign exchange rate risks. The Company addresses the exposure by financing most working capital needs in the applicable foreign currencies. Management does not believe the remaining risks to be significant.

    The Company's United Kingdom subsidiary periodically enters into forward currency exchange contracts to manage its exposure against foreign currency fluctuations on inventory purchase transactions denominated in foreign currencies (primarily Italian Lira and U.S. dollars). To qualify as a hedge, a contract to be hedged must expose the Company to foreign currency exchange rate risk and the hedging instrument must reduce that exposure. Realized gains and losses on foreign exchange contracts used as hedges of inventory purchase transactions are included in the basis of the inventory and are recognized in income as a component of cost of sales in the period in which the related inventory is sold. At August 29, 1999 and August 27, 2000, the Company's United Kingdom subsidiary had (pound)2,540,000 ($4,174,000) and (pound)1,900,000
($3,094,000), respectively, of U.S. dollar forward exchange contracts maturing in two years or less related to inventory purchase transactions. At August 29, 1999 and August 27, 2000, the Company's United Kingdom subsidiary also held short-term contracts for the purchase of 862,623,000 Italian Lira ($466,000) and 1,210,256,000 Italian Lira ($564,000), respectively. At August 29, 1999 and August 27, 2000, deferred gains and losses on foreign exchange contracts were not material to the consolidated financial statements and realized gains and losses resulting from foreign exchange contracts were not material to the Company's results of operations for the years ended August 30, 1998, August 29, 1999 and August 27, 2000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of the Company's long-term debt is estimated based on current rates offered for debt of similar terms and maturities. Under this method, the Company's fair value of long-term debt was not significantly different than the stated value at August 29, 1999 and August 27, 2000.

REVENUE RECOGNITION

                                  ALBECCA INC.

    The Company recognizes revenue at the time of shipment of products. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, as amended, must be adopted no later than the first quarter of fiscal 2001. The Company does not anticipate any material impact to its consolidated financial statements as a result of the adoption of SAB No. 101, as the Company has already been complying with the provisions of the bulletin.

ADVERTISING

    All costs associated with advertising and promoting products are expensed in the period incurred. The amounts expensed for the years ended August 30, 1998, August 29, 1999 and August 27, 2000 were approximately $3,784,000, $4,994,000 and $3,138,000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", which requires companies to record derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

    In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", which delayed the effective date of SFAS 133 by one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133", which will be adopted concurrently with SFAS 133. SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and hedging activities and incorporates decisions made by the FASB related to the Derivatives Implementation Group process. The Company has adopted the provisions of these pronouncements effective August 28, 2000. The adoption did not have a material impact on the Company's consolidated financial statements.

RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform to the current period presentation.


2. ACQUISITIONS

    The following acquisitions were accounted for under the purchase method of accounting, applying the provisions of Accounting Principles Board ("APB") Opinion No. 16, and as a result, the Company has recorded the tangible and identifiable intangible assets and liabilities of the acquired businesses at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill, which generally is amortized over 40 years. The acquisitions were primarily financed with available cash borrowings under the Company's former revolving credit facility and other debt instruments (Note
4). The accompanying consolidated financial statements reflect the operations of the acquired businesses for the periods after their respective dates of acquisition.

    During March 2000, the Company acquired the outstanding 23% interest in its Italian subsidiary for $1,872,000 in cash. Goodwill of $1,872,000 was recorded in connection with this acquisition.

    During October 1998, the Company acquired all of the outstanding stock of a distributor of custom framing products in Canada and increased its interest in its Italian subsidiary, for aggregate consideration of $3,594,000 in cash. Goodwill and other intangible assets of $3,345,000 were recorded in connection with these acquisitions. These acquisitions did not have a material pro forma impact on the consolidated financial statements for the year ended August 29, 1999.

    During April 1998, the Company acquired all of the outstanding stock of Eastern Mouldings, Inc., and Eastern Moulding, Inc., related U.S. distributors of custom framing products for approximately $9,900,000 in cash. Goodwill and other intangible assets of approximately $8,400,000 were recorded in connection with the acquisition. These acquisitions did not have a material pro forma

                                  ALBECCA INC.

impact on the consolidated financial statements for the year ended August 30, 1998.


3. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

    Accrued liabilities consist of the following (in thousands):

                                           AUGUST 29,       AUGUST 27,
                                              1999             2000
                                          --------------   --------------

Accrued operating expenses                      $ 8,793          $ 6,385
Accrued payroll and benefits                     10,652            9,566
Accrued income taxes                              1,296            2,666
Accrued interest                                  1,109              879
Accrued taxes (other than income)                 1,663            1,386
Other                                             2,818            3,782
                                          --------------   --------------
                                               $ 26,331         $ 24,664
                                          ==============   ==============


    During May 1998, Albecca amended certain bonus arrangements with shareholders and certain members of management whereby the payment of accrued amounts aggregating $4,420,000 would be deferred and paid in varying increments through fiscal 2005. Additionally, during fiscal 2000, amounts approximating $1,800,000, awarded during fiscal years 1998 and 1999 to certain members of management, including the majority shareholder, were also deferred.

    Accruals related to these compensation arrangements of $4,334,000 as of August 29, 1999 and $5,852,000 as of August 27, 2000 are included as a component of accrued payroll and benefits and other long-term liabilities. During fiscal 2000, the majority shareholder and the Company agreed to pay the portion of this deferred compensation due the majority shareholder in annual payments of $500,000 beginning fiscal year 2001 through fiscal year 2009. Interest will accrue on the unpaid deferred compensation at an annual rate of prime less 1%.


4. LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                                                                       AUGUST 29,      AUGUST 27,
                                                                                                          1999            2000
                                                                                                        --------        --------
Industrial revenue bonds, due July 2020, principal paid annually beginning in 2005, variable
  interest paid monthly (4.44% as of August 27, 2000), secured by a letter of credit                    $     --        $  4,600
10.75% senior subordinated notes, due August 2008, interest paid semi-annually
  in arrears on February 15 and August 15 of each year                                                   188,750         148,930
Demand note payable in French Francs, interest paid quarterly at a rate of
  3.6% to 4.0%, secured by a standby letter of credit                                                      3,350              --
Mortgage note due September, 2017, payable in Deutsche Marks,  principal paid semi-annually
  in equal installments,  interest paid quarterly at a rate of 5.2%, secured by certain property           2,917              --
Demand note payable in Dutch Guilders, interest paid  quarterly at a base rate plus 1.25% (6.25%
  as of August  27, 2000) secured by certain accounts receivable,  inventory and property                  3,011           1,298
Other long-term notes, interest payable at a weighted  average rate of 6.2%,
  maturing at various dates through 2017, no individual note exceeding $1,300                             41,772          15,354
                                                                                                        --------        --------
                                                                                                         239,800         170,182
Less current maturities                                                                                   26,589           7,686
                                                                                                        --------        --------
          Long-term portion                                                                             $213,211        $162,496
                                                                                                        ========        ========


    Certain of the above facilities are subject to restrictive financial covenants related to adjusted tangible net worth and cash flow, as

                                  ALBECCA INC.

defined. Additionally, the notes in foreign currencies above generally restrict the foreign subsidiary holding the applicable notes from the payment of dividends or repayments of intercompany loans to Albecca or other subsidiaries. Certain revolving facilities provide Albecca with additional borrowings of up to $11,590,000 as of August 27, 2000. Albecca had outstanding letters of credit totaling $811,000 as of August 27, 2000.

    On August 11, 1998, Albecca issued $200,000,000 of 10.75% senior subordinated notes (the "Notes"). The Notes are subject to certain redemption and repurchase terms, as defined. In addition, the Notes contain certain covenants that limit, among other things, the ability of Albecca and its subsidiaries to: (1) pay dividends, redeem capital stock, or make certain other restricted payments or investments; (2) incur additional indebtedness or issue preferred equity interests; (3) merge, consolidate, or sell all or substantially all of its assets; (4) create liens on assets, and; (5) enter into certain transactions with affiliates.

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



     During fiscal 2000, the Company repurchased a portion of the Notes with a face value of $39,820,000. The repurchase resulted in an extraordinary gain of $5,833,000, net of applicable state taxes of $222,000. During fiscal 1999, the Company repurchased a portion of the Notes with a face value of $11,250,000. The repurchase resulted in an extraordinary gain of $1,331,000, net of applicable state taxes of $70,000.

    Other long-term notes included borrowings denominated in foreign currencies in the aggregate amounts of $39,158,000 and $13,305,000 as of August 29, 1999 and August 27, 2000.

    Aggregate maturities of long-term debt as of August 27, 2000 are as follows:
2001 - $7,686,000; 2002 - $2,142,000; 2003 - $2,693,000; 2004 - $781,000; 2005 -
$925,000; thereafter, $155,955,000.



5. GEOGRAPHIC INFORMATION

                                  ALBECCA INC.

    The following table presents information regarding Albecca's different geographical regions based on the historical operations of Albecca (in thousands):

                                              YEARS ENDED
                             -----------------------------------------------
                             AUGUST 30,        AUGUST 29,         AUGUST 27,
                                1998              1999               2000
                             ----------        ----------         ----------
Revenue:
  United States              $  185,696        $  197,263         $  214,386
  Canada                         23,498            23,598             22,896
  United Kingdom                 46,968            41,934             37,546
  France                         36,267            37,688             24,145
  Other International            88,708            83,700             59,214
                             ----------        ----------         ----------
                             $  381,137        $  384,183         $  358,187
                             ==========        ==========         ==========

Operating income:
  United States              $   25,428        $   23,732         $   39,525
  Canada                          3,929             2,000              2,226
  United Kingdom                  1,353             1,498                512
  France                            595             1,080               (972)
  Other International               656            (3,835)            (2,393)
                             ----------        ----------         ----------
                             $   31,961        $   24,475         $   38,898
                             ==========        ==========         ==========


    Assets by geographical region consist of the following (in thousands):


                           AUGUST 29,      AUGUST 27,
                              1999            2000
                          ------------    ------------
United States               $ 103,659       $  86,421
Canada                         14,907          14,151
United Kingdom                 36,130          29,135
France                         33,250          11,767
Other International            78,612          49,621
                          ------------    ------------
                            $ 266,558       $ 191,095
                          ============    ============


6. SHAREHOLDERS' DEFICIT

STOCK SPLIT

    On April 27, 1998, Albecca effected a 1.7-for-1 stock split of its common stock. The accompanying consolidated financial statements and notes hereof reflect this stock split as if it had occurred at the beginning of each period.


CONVERSION OF COMMON STOCK

    On May 21, 1998, in anticipation of a proposed equity offering which was later cancelled (Note 13), Albecca amended its articles of incorporation to reclassify its common stock from a single class into two separate classes, Class A common stock and Class B common stock. The two classes are identical except as to their voting rights, with the Class A common stock carrying one vote per share, and the Class B common stock carrying ten votes per share. The holders of each class are entitled to class voting rights in very limited circumstances under the Georgia Business Corporate Code. Otherwise, the classes vote together on all matters presented to the shareholders. If the Class B common stock is transferred to anyone outside of a limited group of holders related to the majority shareholder, it will automatically convert into Class A common stock. Also, the holders of the Class B common stock may convert it

                                  ALBECCA INC.

into Class A common stock at their option.

    Upon approval of the amendment by the Company's three shareholders, the common stock held by two of the Company's shareholders representing 2.2% of the common stock was converted into Class A common stock, and the common stock held by the majority shareholder representing 97.8% of the common stock was converted into Class B common stock. In July 2000, the majority shareholder purchased 170,000 shares of Class A common stock, which represented 45.5% of the total outstanding Class A common stock (and 1% of the total of all outstanding shares of common stock) from one of the minority shareholders.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

    In November 1995, the Company's majority shareholder established a stock performance program whereby a certain key employee could receive annually an option to acquire 0.2% of the then outstanding shares of Albecca's common stock and 0.2% of member interest in Larson-Juhl International LLC from the Company's majority shareholder for $300,000, contingent upon the Company achieving its performance goals, including, sales, profits, asset management, and future positioning, for each fiscal year through fiscal 2000. Compensation expense under this program is recognized over the performance period based on the difference between the exercise price and the fair value, if any, measured at the end of each period within the performance period. To the extent that fair value exceeds the stated exercise price during the performance period, changes in the fair value are reflected as an adjustment of accrued compensation and compensation expense in the periods in which the changes occur until the performance period is completed and such options are either granted or forfeited. In November 1996, the key employee was awarded the option to acquire 34,000 shares of Albecca's common stock and 0.2% of member interest in Larson-Juhl International LLC from the Company's majority shareholder for $300,000. No compensation expense was recognized for this award, as the exercise price, in the opinion of management, exceeded its fair value at inception of the program and through the date of grant. On April 17, 1998, this option was exercised. Albecca's majority shareholder extended the program through fiscal 2001 under the same terms and conditions as the original stock performance program. In January 1999, the Company's majority shareholder acquired the 34,000 shares of the Company's common stock from the key employee for $300,000. No compensation expense was recognized for this transaction since in the opinion of management, the purchase did not exceed the fair market value of the shares at the time of purchase. As of August 30, 1998 and August 29, 1999, no deferred compensation expense was accrued as the exercise price, in the opinion of management, did not exceed the fair value at those dates.

        On May 1, 1998, the provisions of the stock performance program discussed above were amended whereby any option grant under such program would be granted by the Company under the Albecca Inc. 1998 Stock Option Plan (the "Stock Option Plan") discussed below. On May 1, 1998, the Company granted to that certain key employee, under the stock performance program, an option to acquire 34,062 shares of common stock at $8.80 per share, expiring May 1, 2003. As a result of this grant, the Company recorded a compensation charge of $144,000 during fiscal year 1998 representing the difference between the exercise price and the fair value, based on management's estimate, at the date of grant. In May 1999, the May 1, 1998 option granted to that certain key employee under the stock performance program to acquire 34,062 shares of common stock at $8.80 per share was cancelled. The Company awarded the key employee an option to acquire 34,062 shares of common stock under the Stock Option Plan at $6.46 per share, the fair value at the date of grant. The option vests to the key employee on May 1, 2003.

    In May 1999, the Company further amended the provisions of the stock performance program, whereby the key employee would be eligible to receive up to a total of 170,310 options to acquire shares of common stock at $8.80 per share, including the 34,062 options granted in May 1999. All 170,310 options, if granted, vest to the key employee on May 1, 2003. In August 2000, the Company awarded the key employee an option to acquire 34,062 shares of common stock at $7.00 per share under this amended program. The Company has recorded approximately $350,000 of compensation expense with respect to the contingent stock performance program as of August 27, 2000. Compensation expense under this program is recognized over the performance period based on the difference between the exercise price and the fair value, if any, measured at the end of each period within the performance period. To the extent that fair value exceeds the stated exercise price during the performance period, changes in fair value are reflected as an adjustment of accrued compensation and compensation expense in the periods in which the changes occur until the performance period is completed and such options are either granted or forfeited. No compensation expense was recorded as of August 29, 1999 since, in the opinion of management, the exercise prices of both outstanding and future options were equal to or above fair market value.


    In November 1996, the Company's majority shareholder granted another key employee the right to acquire 42,500 shares

                                  ALBECCA INC.

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

    In May 2000, this employee left the Company and in July 2000, the majority shareholder purchased the 170,000 shares from the former employee. No compensation was recognized for this transaction since, in the opinion of management, the purchase price did not exceed the fair market value of shares at the time of purchase.

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

    On May 1, 2000, the Company repriced all of its outstanding options under the 1998 Stock Option Plan to $5.80 per share, and awarded an additional 30,000 options to acquire shares of common stock under the Stock Option Plan at a stated price of $5.80 per share to certain members of management. The Company also declared its intention to settle all options in cash upon exercise by the employee. As such, the Company began accounting for all outstanding options under variable plan accounting.

    On May 1, 2000, the Company adopted the Larson-Juhl Canada 2000 Stock Appreciation Rights Plan and the Larson-Juhl US 2000 Stock Appreciation Rights Plan (The "SAR Plans"). These plans operate substantially similar to the Albecca Inc. 1998 Stock Option Plan.

    In May 2000, the Company awarded 78,000 stock appreciation rights tied to the fair market value of the Company's common stock at a stated price of $5.80 per share to certain members of management under the SAR Plans. The stock appreciation rights vest on November 30, 2003.

    In August 2000, the Company awarded an additional 84,000 stock appreciation rights under the SAR Plans and 99,062 options to acquire shares of common stock under the Stock Option Plan with a stated price and exercise price of $7.00 per share to certain members of management. The stock appreciation rights and options vest on November 30, 2005.

    The Company recorded approximately $173,000 of compensation expense during the year ended August 27, 2000, representing the difference between fair market value and exercise and stated prices as of August 27, 2000.

    A summary of stock option activity and the related exercise prices are as follows:

                                  ALBECCA INC.

                                                                For the years ended
-------------------------------------------------------------------------------------------------------------------------
                                     August 30, 1998               August 29, 1999                August 27, 2000
Options in thousands            Options     Exercise Price    Options     Exercise Price     Options      Exercise Price
-------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year          -          $    -        34,062           $ 8.80        412,062           $ 6.46
Granted                                 -               -             -                -        390,062             5.80
Granted                            34,062            8.80       412,062             6.46         99,062             7.00
Exercised                               -               -             -                -              -                -
Cancelled                               -               -        34,062             8.80        412,062             6.46
-------------------------------------------------------------------------------------------------------------------------
Outstanding, end of year           34,062          $ 8.80       412,062           $ 6.46        489,124      $5.80-$7.00
-------------------------------------------------------------------------------------------------------------------------
Exercisable, end of year
-------------------------------------------------------------------------------------------------------------------------


    SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair-value based method of accounting for an employee stock option plan or similar equity instrument and allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair-value based method of accounting defined in the statement had been applied.

    The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25, however, the Company has computed for pro forma disclosure purposes the value of all options granted during the years ended August 30, 1998, August 29, 1999 and August 27, 2000, using the minimum value method as prescribed by SFAS No. 123 using the following assumptions:


                 Risk-free interest rate                               6.3%
                 Expected dividend yield                                  -
                 Expected lives                                5 to 9 years
                 Expected volatility                                      -


    If the Company had accounted for these grants in accordance with SFAS No. 123, the Company's reported pro forma net income (loss) for the years ended August 30, 1998, August 29, 1999 and August 27, 2000 would have been as follows (in thousands):


                                                AUGUST 30,     AUGUST 29,     AUGUST 27,
                                                   1998           1999           2000
                                               ------------   ------------   ------------
Net income (loss):
  As reported in the financial statements         $ 14,363       $ (4,761)      $ 22,070
                                               ------------   ------------   ------------
  Pro forma in accordance with SFAS No. 123       $ 14,158       $ (4,986)      $ 21,717
                                               ============   ============   ============


    The estimated pro forma compensation cost resulting in the pro forma net income (loss) may not be representative of actual results had the Company accounted for the stock options using the fair-value based method.

DISTRIBUTIONS TO SHAREHOLDERS

    In connection with the Company's issuance of $200,000,000 of 10.75% senior subordinated notes on August 11, 1998 (Note 4), a distribution of $60,000,000 was made to the Company's shareholders representing estimated previously undistributed S corporation earnings accumulated through July 31, 1998. The proceeds from these Notes were used, among other things, to fund a portion of this distribution. The Notes contain certain covenants that limit, among other things, the ability of the Company and its subsidiaries to pay dividends and/or distributions to its shareholders.


7. RELATED PARTY TRANSACTIONS

                                  ALBECCA INC.

    The Company's principal executive offices are located in a 65,000 square-foot office building located in Norcross, Georgia owned by L-J Properties Inc., a company owned by Messrs. Ponzio, Trimarco and McKenzie, each of whom is an executive officer of the Company. The Company's lease for this facility terminates in August 2001. The total rent payments for the years ended August 30, 1998, August 29, 1999 and August 27, 2000 were $680,000, $708,000 and
$738,000, respectively.

    On August 11, 1998, a partner in a law firm that is providing services to Albecca in connection with general corporate matters became a director of the Company. He resigned as director in May 1999. The amount of professional fees paid to this law firm during the years ended August 30, 1998 and August 29, 1999 were approximately $1,022,000 and $500,000, respectively. As of August 29, 1999, approximately $65,000 was due to this law firm for previously provided services. No amounts related to these previously provided services were due to this law firm as of August 27, 2000.


8. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company leases certain operating facilities and equipment under operating leases. Future minimum annual rentals under noncancelable leases as of August 27, 2000 are as follows: 2001 -- $8,285,000; 2002 -- $5,649,000; 2003 --
$3,525,000; 2004 -- $2,012,000; 2005 -- $1,450,000; and thereafter --
$1,123,000.

    The total lease payments for the years ended August 30, 1998, August 29, 1999 and August 27, 2000 were approximately $8,531,000, $9,646,000 and
$8,338,000, respectively.

LITIGATION

    During fiscal 2000, the Company settled certain outstanding litigation. As a result of the settlement of this litigation, the Company reversed $3,839,000 of previously provided reserves recorded during fiscal 1998 and prior periods. These amounts are reflected as a reduction of operating expenses in the accompanying consolidated statement of operations.

    The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


9. BENEFIT PLANS

    The Company sponsors a defined contribution 401(k) retirement investment plan (the "Plan") for all of its U.S. employees with more than one year of service. The Company makes discretionary contributions to the Plan, including a limited 50% matching contribution. Under the terms of the Plan, a participant is 100% vested in the Company's matching and discretionary contributions after six years of service. Matching and discretionary contributions made by the Company for the years ended August 30, 1998, August 29, 1999 and August 27, 2000 were approximately $408,000, $427,000 and $521,000, respectively.


10. QUARTERLY DATA (UNAUDITED)

                                  ALBECCA INC.

    The following table presents quarterly information regarding the Company's historical operations for each quarter for each of the two years in the period ended August 27, 2000 (in thousands):

                             NOVEMBER 29,  FEBRUARY 28,   MAY 30,    AUGUST 29,   NOVEMBER 28, FEBRUARY 27,    MAY 28,    AUGUST 27,
                                 1998         1999         1999         1999         1999          2000         2000         2000
                              ---------     --------     --------     --------     ---------     --------     --------     --------
Net sales                     $ 103,575     $ 97,725     $ 96,224     $ 86,659     $ 100,120     $ 94,153     $ 87,883     $ 76,031
Cost of sales                    58,935       55,571       55,765       50,294        57,299       52,389       47,647       42,539
                              ---------     --------     --------     --------     ---------     --------     --------     --------
  Gross profit                   44,640       42,154       40,459       36,365        42,821       41,764       40,236       33,492
Operating expenses               36,224       35,613       33,932       31,883        32,097       31,522       24,645       24,793
Restructuring charges               117          129        1,245           --            --           --          855          506
Impairment of goodwill               --           --           --           --            --        4,997           --           --
                              ------------------------------------------------------------------------------------------------------
  Operating income                8,299        6,412        5,282        4,482        10,724        5,245       14,736        8,193
Net loss (gain) on
  dispositions of businesses         --           --           --        4,136            --        1,382          472       (2,823)
Interest income                    (555)        (462)        (604)        (633)         (820)      (1,011)      (1,263)      (1,493)
Interest expense                  7,125        6,545        6,245        6,248         6,413        5,956        6,033        5,863
                              ---------     --------     --------     --------     ---------     --------     --------     --------
  Income (loss) before
    provision for income
    taxes, minority interest
    and extraordinary gain        1,729          329         (359)      (5,269)        5,131       (1,082)       9,494        6,646
Provision for income taxes        1,059          251          539          355           862          363          358        2,071
Minority interest                   197           51          107          (37)          114           90           58           36
                              ---------     --------     --------     --------     ---------     --------     --------     --------
  Income (loss) before
    extraordinary gain              473           27       (1,005)      (5,587)        4,155       (1,535)       9,078        4,539
Extraordinary gain on
  repurchase of debt, net
  of tax                             --           --        1,008          323         2,980        1,544           --        1,309
                              =========     ========     ========     ========     =========     ========     ========     ========
    Net income (loss)         $     473     $     27     $      3     $ (5,264)    $   7,135     $      9     $  9,078     $  5,848
                              =========     ========     ========     ========     =========     ========     ========     ========


11. OTHER

    On May 1, 1998, Albecca made a partial distribution of previously undistributed S corporation earnings to its shareholders in the form of demand promissory notes payable to its shareholders in the aggregate amount of $10,500,000, bearing interest at a rate of 11% per annum (the "S Corp Notes"). On June 10, 1998, Albecca repaid $4,000,000 of the S Corp Notes, plus accrued interest. On June 24, 1998, the holders of the S Corp Notes contributed the remaining balance of the S Corp Notes to Larson-Juhl International LLC, a related company under common ownership (Note 1). Albecca repaid the remaining balance of $6,500,000 to Larson-Juhl International LLC on June 24, 1998.


12. RESTRUCTURING CHARGES AND DISPOSITIONS OF BUSINESSES

UNITED KINGDOM - NORTHAMPTON

    In May 2000, the Company initiated a restructuring plan related to the closure of its United Kingdom - Northampton operation and recorded a charge to operations of $909,000. Management made the decision to close this operation following a series of under-performing quarters, at which time management determined that the Company's resources, both financial and managerial, could be more effectively invested in operations with a greater potential return. This charge included severance costs for 37 team members of $222,000, a $270,000 write-down of property, plant and equipment to its estimated net realizable value, $233,000 of lease termination costs and $184,000 of other exit costs including post-closure maintenance and administrative costs. The $233,000 of lease termination costs represented the Company's estimated future obligations under the existing lease commitments of the closed facility, net of estimated recoverable costs through subleasing.

    During August 2000, additional costs of $506,000 relating to the closure of the United Kingdom - Northampton facilities were identified. This charge included additional severance costs of $76,000 related to an employment contract not previously identified, an additional $229,000 write-down of property, plant and equipment due to a redetermination of the estimated net realizable value, and $201,000 of additional lease termination costs and other exit costs related to a reevaluation of the period that will be required to find a sub-tenant for the building.


    As of August 27, 2000, the Company continued to sell existing assets and collect existing accounts receivable through its United Kingdom - Arqadia Ltd. operations. No team members remained at the facility. Management anticipates the restructuring plan will be

                                  ALBECCA INC.

completed prior to the end of fiscal 2001.

SWEDEN

In May 1999, the Company initiated a restructuring plan related to one of its facilities in Sweden and recorded a charge to operations of approximately $1,100,000. Management made the decision to close this operation in Sweden because the facilities were deemed to be duplicative. This charge included severance costs for 25 team members approximating $275,000, a $700,000 write-down of the owned facility to the estimated net realizable value on the future sale of the building, $80,000 for inventory reserves related to inventory outside of the region's core operating focus, and other exit costs, including post-closure maintenance and administration costs of $45,000. The inventory reserve was included in cost of goods sold in the accompanying consolidated statement of operations for the year ended August 29, 1999.

    As of August 27, 2000, the Company's closure of its duplicate facility in Sweden was complete. None of the 25 team members originally identified for termination remained at the facility. The facility was sold in August 1999 at its recorded book value and physical possession was transferred during fiscal 2000.

NEW ZEALAND

In March 1999, the Company initiated a plan to close its operations located in New Zealand, and recorded a charge to operations of $375,000 related to this closure. The plan to close the operation in New Zealand was adopted following a series of under-performing quarters, at which time management determined that the Company's resources, both financial and managerial, could be more effectively invested in operations with a greater potential return. These costs primarily consisted of $48,000 in severance costs for 9 team members, $75,000 for the write-down of machinery and equipment to its estimated net realizable value for its future sale, $100,000 of inventory reserves related to product not transferred to other locations within the Company, $50,000 in additional reserves for accounts receivable deemed uncollectable, and $102,000 of other exit costs, including lease terminations, post-closure maintenance and other administrative costs. The reserves for inventory and accounts receivable have been included as components of cost of goods sold and operating expenses, respectively, in the accompanying consolidated statement of operations for the year ended August 29, 1999.

    As of August 27, 2000, the Company, through its Australian operations, continued to collect remaining accounts receivable related to its closed New Zealand distribution operations. None of the 9 team members originally identified for termination remained at the facility at August 27, 2000. The Company estimates that the remaining closure activities will be materially complete by the first quarter of fiscal 2001.

GREECE

    In June 1998, the Company initiated a plan to close its sole distribution facility in Greece and recorded a charge to operations of $694,000. Management elected to close the operations in Greece following a series of under-performing quarters, at which time management determined that the Company's resources, both financial and managerial, would be more effectively invested in operations with a greater potential return. This charge included severance costs for 14 team members aggregating $79,000, write-off of goodwill of $333,000, additional reserves for uncollectable accounts receivable of $178,000 and other exit costs of $104,000 including post-closing maintenance costs, lease disposal costs, and legal fees directly related to the closure of the Greek operations. The charge related to the additional reserves for uncollectable accounts receivable has been included in operating expenses in the accompanying consolidated statement of operations for the year ended August 30, 1998. In the opinion of management, these additional reserves for uncollectable accounts receivable were a direct result of its decision to close down these operations (and its communication of the closure) since, with the closure, the Company forfeited the collection leverage inherent in the customers need for future products from the Company. In consultation with its attorneys, the Company determined in many cases that the cost of collection would significantly exceed any expected return. This situation was one of the material factors in the Company's determination to close the business and was supported by a specific analysis of each customer prior to and following the disclosure of the closing.

    During fiscal 1999, a restructuring charge of $129,000 was recorded primarily for additional post closure maintenance and other administrative costs. The Company also recorded an additional reserve of $50,000 for uncollectable accounts receivable which was included in operating expenses in the accompanying consolidated statement of operations for the year ended August 29, 1999. After consultation with the Company's attorneys, this amount was deemed necessary for accounts that were previously estimated to be collectable.

                                  ALBECCA INC.

         As of August 27, 2000, none of the original 14 team members remained at the facility. The Company, through its local counsel, will continue to collect existing accounts receivable and finalize liquidation of its Greek entities. The Company estimates that the restructuring plan will be completed prior to the end of fiscal 2001. The remaining accrual primarily relates to estimated legal costs necessary to complete the exit.

UNITED STATES

    In June 1998, the Company initiated a plan to close duplicate facilities in the U.S., and recorded a charge to operations of $276,000 related to these closures, primarily consisting of $234,000 for the severance and other termination benefits of 17 team members. These facilities were operated by the Company, but, as a result of acquisitions made in 1998, were deemed to be duplicative and thus management made the decision for closure.

    During fiscal 1999, the Company incurred additional restructuring charges of $117,000 related to its fiscal 1998 U.S. restructuring plan. These costs were associated with travel costs of $70,000 directly related to the integration of the closed U.S. duplicate facilities into other existing facilities as well as labor and other related costs of $38,000 incurred during the process of relocating property and equipment to other existing facilities and $9,000 relating to other post closure and administrative costs.

    As of August 27, 2000, the Company's closure of its duplicate facilities in the United States was complete. None of the 17 team members originally identified for termination remained at the facility. The unused balance of $29,000 of the remaining restructuring provision was reversed and reflected as a decrease of the current restructuring charges incurred during fiscal 2000.

UNITED KINGDOM - PLASTIC MOULDING MANUFACTURING OPERATIONS

    In June 1998, the Company initiated a plan to close its plastic moulding manufacturing operations located in the United Kingdom and recorded a charge to operations of approximately $1,800,000. The plan to close the operations in the United Kingdom was adopted as it was not able to achieve acceptable operating results; therefore, the Company made a decision to focus its energies and resources, both financial and managerial, on the more profitable custom picture framing market. This charge included $45,000 for the write-down of one of its facilities, which was owned, to estimated net realizable value from the future sale of the building, $230,000 related to severance and other termination benefits for 59 team members terminated in connection with this plan, $465,000 of lease termination and exit costs, and $730,000 for the write-off of non-current assets. The $465,000 of lease termination and exit costs represents Albecca's estimated future obligations under the existing lease commitments of the closed leased facility net of estimated recoverable costs through subleasing. The write-off of non-current assets is related primarily to machinery and equipment used in the manufacturing of plastic moulding which was dismantled and will not be sold nor used by the Company due to direct competitive pressures of plastic moulding on traditional moulding lines. This charge also included additional reserves for uncollectable accounts receivable of $330,000 which have been included in operating expenses in the accompanying consolidated statement of operations for the year ended August 30, 1998. In the opinion of management, these additional reserves for uncollectable accounts receivable were a direct result of its decision to close down these operations (and its communication of the closure), since, with the closure, the Company forfeited the collection leverage inherent in the customers need for future products from the Company. The determination of the uncollectable accounts receivable was based on a customer by customer review by management after communicating its closure decision to each of these customers.

    As of August 27, 2000, none of the original 59 team members remained with respect to the closure of the Company's plastic moulding manufacturing operations in the United Kingdom and all material events associated with the restructuring plan had been completed. The unused balance of $25,000 of the remaining restructuring provision was reversed and reflected as a decrease of the current restructuring charges incurred during fiscal 2000.

SUMMARY OF RESTRUCTURING PLANS.

    At August 27, 2000, $864,000 of restructuring charges remained in accrued liabilities representing severance and other termination costs of $206,000 and lease termination and other exit costs of $658,000.

    A summary of the restructuring activity from each plan's adoption through August 27, 2000 consists of the following:

                                  ALBECCA INC.

                                                       Severance and          Lease
                                    Write-down of          other            termination
Closure of United Kingdom -          property and       termination       and other exit
Northampton:                          equipment           benefits             costs               Total
                                     -----------        -----------         -----------         -----------
2000 Provision                       $   499,000        $   298,000         $   618,000         $ 1,415,000
          Non-cash                       499,000                 --                  --             499,000
                                     -----------        -----------         -----------         -----------
          Cash                                --            298,000             618,000             916,000
Fiscal 2000 cash activity                     --           (116,000)            (84,000)           (200,000)
                                     -----------        -----------         -----------         -----------
Balance as of August 27, 2000        $        --        $   182,000         $   534,000         $   716,000
                                     ===========        ===========         ===========         ===========

                                                       Severance and
                                    Write-down of          other
Closure of Sweden duplicate          property and       termination         Other exit
facility:                             equipment           benefits             costs               Total
                                     -----------        -----------         -----------         -----------

1999 Provision                       $   700,000        $   275,000         $    45,000         $ 1,020,000
          Non-cash                       700,000                 --                  --             700,000
                                     -----------        -----------         -----------         -----------
          Cash                                --            275,000              45,000             320,000
Fiscal 1999 cash activity                     --           (125,000)            (30,000)           (155,000)
                                     -----------        -----------         -----------         -----------
Balance as of August 29, 1999                 --            150,000              15,000             165,000
Fiscal 2000 cash activity                     --           (150,000)            (15,000)           (165,000)
                                     -----------        -----------         -----------         -----------
Balance as of August 27, 2000        $        --        $        --         $        --         $        --
                                     ===========        ===========         ===========         ===========


                                                       Severance and
                                    Write-down of          other
Closure of operations in             property and       termination          Other exit
New Zealand:                          equipment           benefits             costs               Total
                                     -----------        -----------         -----------         -----------
1999 Provision                       $    75,000        $    48,000         $   102,000         $   225,000
          Non-cash                        75,000                 --                  --              75,000
                                     -----------        -----------         -----------         -----------
          Cash                                --             48,000             102,000             150,000
Fiscal 1999 cash activity                     --            (30,000)            (75,000)           (105,000)
                                     -----------        -----------         -----------         -----------
Balance as of August 29, 1999                 --             18,000              27,000              45,000
Fiscal 2000 cash activity                     --             (3,000)             (3,000)             (6,000)
                                     -----------        -----------         -----------         -----------
Balance as of August 27, 2000        $        --        $    15,000         $    24,000         $    39,000
                                     ===========        ===========         ===========         ===========

                                  ALBECCA INC.

                                                           Severance and
                                                                other
                                          Write-off          termination         Other exit
Closure of operations in Greece          of Goodwill           benefits             costs               Total
                                         -----------         -----------         -----------         -----------
1998 Provision                           $   333,000         $    79,000         $   104,000         $   516,000
          Non-cash                           333,000                  --                  --             333,000
                                         -----------         -----------         -----------         -----------
          Cash                                    --              79,000             104,000             183,000
Fiscal 1998 cash activity                         --                  --                  --                  --
                                         -----------         -----------         -----------         -----------
Balance as of August 30, 1998                     --              79,000             104,000             183,000
1999 provision                                    --                  --             129,000             129,000
Fiscal 1999 cash activity                         --             (70,000)           (129,000)           (199,000)
                                         -----------         -----------         -----------         -----------
Balance as of August 29, 1999                     --               9,000             104,000             113,000
Fiscal 2000 cash activity                         --                  --              (4,000)             (4,000)
                                         -----------         -----------         -----------         -----------
Balance as of August 27, 2000            $        --         $     9,000         $   100,000         $   109,000
                                         ===========         ===========         ===========         ===========

                                                           severance and
                                                                other
                                                             termination          Other exit
Closure of U.S. duplicate facilities:                          benefits             costs               Total
                                                             -----------         -----------         -----------
1998 Provision                                               $   234,000         $    42,000         $   276,000
          Non-cash                                                    --                  --                  --
                                                             -----------         -----------         -----------
          Cash                                                   234,000              42,000             276,000
Fiscal 1998 cash activity                                             --             (42,000)            (42,000)
                                                             -----------         -----------         -----------
Balance as of August 30, 1998                                    234,000                  --             234,000
1999 provision                                                        --             117,000             117,000
Fiscal 1999 cash activity                                       (145,000)           (108,000)           (253,000)
                                                             -----------         -----------         -----------
Balance as of August 29, 1999                                     89,000               9,000              98,000
2000 provision                                                   (54,000)             54,000                  --
Fiscal 2000 cash activity                                        (15,000)            (54,000)            (69,000)
2000 reversal of excess provision                                (20,000)             (9,000)            (29,000)
                                                             -----------         -----------         -----------
Balance as of August 27, 2000                                $        --         $        --         $        --
                                                             ===========         ===========         ===========

                                                                                    Lease
                                                           Severance and         termination
                                        Write-down of           other                and
Closure of the United Kingdom plastic   property and         termination         other exit
moulding manufacturing operations:        equipment            benefits             costs               Total
                                         -----------         -----------         -----------         -----------
1998 Provision                           $   775,000         $   230,000         $   465,000         $ 1,470,000
          Non-cash                           775,000                  --                  --             775,000
                                         -----------         -----------         -----------         -----------
          Cash                                    --             230,000             465,000             695,000
Fiscal 1998 cash activity                         --            (216,000)                 --            (216,000)
                                         -----------         -----------         -----------         -----------
Balance as of August 30, 1998                     --              14,000             465,000             479,000
Fiscal 1999 cash activity                         --             (14,000)           (440,000)           (454,000)
                                         -----------         -----------         -----------         -----------
Balance as of August 29, 1999                     --                  --              25,000              25,000
2000 reversal of excess provision                 --                  --             (25,000)            (25,000)
                                         -----------         -----------         -----------         -----------
Balance as of August 27, 2000            $        --         $        --         $        --         $        --
                                         ===========         ===========         ===========         ===========


    Revenue and net operating results from the activities that will not be continued are not significant to the overall operations of the Company.

                                  ALBECCA INC.

DISPOSITION OF ERIJKO BELGIUM

         In August 2000, the Company sold its Erijko Belgium operations for cash proceeds of $23,000. This decision was based on management's decision to focus its energies and resources, both financial and managerial, on operations with a greater potential for return. In the opinion of management, the disposition of Erijko Belgium will not have a material impact on the future operations or financial position of the Company.

DISPOSITION OF BRIO

    In June 2000, the Company sold its Brio operations, a manufacturer and supplier of readymade frames and framing supplies to large "Do-It-Yourself" stores in Europe. This decision was based on management's decision to focus its energies and resources, both financial and managerial, on the European custom picture framing market. The transaction was concluded on May 31, 2000, resulting in cash proceeds of $13,979,000. The Company recorded a net gain on the sale of the Brio operations of $3,927,000.

    The sales agreement required Brio to maintain a minimum level of working capital through the closing date as supported by a closing balance sheet audit, which has not yet been completed. As such, the preliminary estimated gain is subject to adjustment pending the final results of the audit. In addition, the sale agreement requires the Company to repurchase any receivables and inventory on hand at the date of sale which remain uncollected or unsold six and twelve months, respectively, after the closing date of the transaction. The Company believes it has adequately reserved for this contingency. Brio's nine-month sales and operating income for fiscal 2000 were approximately $16,141,000 and $863,000, respectively. In the opinion of management, the disposition of Brio will not have a material impact on the future operations or financial position of the Company.

DISPOSITION OF MERSCH ENTITIES

    In January 2000, Albecca made a decision to dispose of its investment in its Mersch entities, a manufacturer and supplier of readymade frames to large European discount stores, located in Germany and France. This decision was based on management's continued initiative to focus its energies and resources, both financial and managerial, on the European custom picture framing market. On January 31, 2000, Albecca finalized the sale of its Mersch entities for cash proceeds of $16,278,000. Approximately $12,459,000 of the proceeds was used to repay long-term liabilities retained by the Company. The loss on the disposition of the Mersch entities was $2,972,000.

    In addition, the sale agreements required the Mersch entities to maintain a minimum level of working capital through the closing date as supported by a closing balance sheet audit, which has not yet been agreed to by the respective parties. The Company recorded its best estimate of the net working capital shortfall, based upon preliminary results of the closing balance sheet audit, as part of the total $2,972,000 loss on the sale.

    The Mersch entities' five month sales and operating income for fiscal 2000 were $10,046,000 and $42,000, respectively. In the opinion of management, the disposition of the Mersch entities will not have a material impact on the future operations or financial position of the Company.

SALE OF OPERATIONS IN SOUTH AFRICA

    In July 1999, Albecca sold its investment in its operations in South Africa for cash of $164,000 and a non-interest bearing note of $493,000 due in three annual equal payments concluding in fiscal 2002. Management determined that its resources, both financial and managerial, would be more effectively invested in operations with a greater potential return. The loss on the sale of the operations in South Africa was approximately $4,136,000. The eleven-month sales revenue and operating income for fiscal 1999 related to the South Africa operations were approximately $8,758,000 and $401,000, respectively. In the opinion of management, the sale of the South African operations will not have a material impact on the future operations or financial position of the Company.

13.  INFREQUENT ITEMS

IMPAIRMENT OF GOODWILL

    In October 1997, the Company acquired Robert F. deCastro, Inc. ("deCastro") a distributor of products in the pre-framed art and the custom framing markets. Since the acquisition, the demand in the markets for the deCastro product line has dramatically

                                  ALBECCA INC.

decreased or ceased. As a result, in fiscal 2000, management determined to redirect its effort from pre-framed art and to focus its energies and resources, both financial and managerial, on the custom picture framing market. The Company determined that the estimated future undiscounted cash flows of the deCastro product line were below the carrying value of the associated long-lived assets, primarily consisting of goodwill. Accordingly, during fiscal 2000, the Company adjusted the carrying value of deCastro's unamortized goodwill to its estimated fair value of $192,000, resulting in a non-cash impairment charge of $4,997,000. The estimated fair value of goodwill was based on anticipated future cash flows discounted at a rate commensurate with the risk involved.

CANCELLED INITIAL PUBLIC EQUITY OFFERING

    In July 1998, the Company cancelled a planned initial public equity offering of its common stock. As a result of the decision not to complete the offering, the Company wrote off the associated expenses incurred of approximately $1,273,000, which are included as "Cost of cancelled initial public equity offering" in the accompanying consolidated statements of operations. These costs related to SEC filing fees, accounting and legal fees, and printing costs which were directly attributable to the cancelled initial public equity offering.


14. COMPREHENSIVE INCOME

    The Company adopted SFAS No. 130, "Reporting Comprehensive Income" during fiscal 1998, which establishes standards for the reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. The adoption of SFAS No. 130 had no effect on the Company's net income or shareholders' deficit for the years ended August 30, 1998, August 29, 1999 and August 27, 2000. The reconciliation of net income to comprehensive net income is as follows (in thousands):

                                                               For the years ended
                                           -----------------------------------------------------------
                                            August 30, 1998      August 29, 1999      August 27, 2000
                                           -----------------    -----------------    -----------------
Net income (loss), as reported                     $ 14,363             $ (4,761)            $ 22,070
Comprehensive income:  Foreign
currency translation adjustment                      (3,264)                 780               (5,464)
                                           -----------------    -----------------    -----------------
Total comprehensive income (loss)                  $ 11,099             $ (3,981)            $ 16,606
                                           =================    =================    =================

15. SUBSEQUENT EVENTS

    Subsequent to fiscal year end, Albecca repurchased $4,000,000 of its senior subordinated notes. The Company estimates that an extraordinary gain of approximately $246,000 will be recorded, net of tax of $6,000.


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

    On August 2, 1998, the operating assets of Albecca were contributed to a wholly owned subsidiary of Albecca. This subsidiary, Larson-Juhl US LLC, became a Subsidiary Guarantor at the date of the issue of the Notes. Therefore, the historical operations and cash flows of this entity are reflected as a Subsidiary Guarantor for the one-month period ending August 30, 1998 and the years ending August 29, 1999 and August 27, 2000 and as Albecca for the period through August 2, 1998. The operating assets of this entity are reflected as a component of the Subsidiary Guarantor as of August 29, 1999 and August 27, 2000.

                                  ALBECCA INC.

       GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS- (CONTINUED)



                     CONDENSED CONSOLIDATING BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                          August 27, 2000
                                                             -----------------------------------------------------------------------
                                                                                          Subsidiary    Consolidated
                                                                            Subsidiary       Non-        Elimination    Consolidated
                                                             Albecca Inc.   Guarantors    Guarantors       Entries         Total
                                                             ------------   ----------    ----------    ------------    ------------
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $  13,745      $   1,855     $   7,721      $      --      $  23,321
  Accounts receivable, net                                           --         20,291        16,093             --         36,384
  Intercompany accounts receivable                                   --         73,310         1,336        (74,646)            --
  Inventories                                                        --         23,617        24,796             --         48,413
  Other current assets                                              180            987         3,587             --          4,754
                                                              ---------      ---------     ---------      ---------      ---------
    Total current assets                                         13,925        120,060        53,533        (74,646)       112,872
PROPERTY, PLANT AND EQUIPMENT, net                                   --         11,095        25,597             --         36,692
OTHER LONG-TERM ASSETS                                            4,894         13,745        22,892             --         41,531
INVESTMENT IN SUBSIDIARIES                                      107,397             --         7,884       (115,281)            --
INTERCOMPANY LOANS RECEIVABLE                                    91,985             --           532        (92,517)            --
                                                              ---------      ---------     ---------      ---------      ---------
    Total assets                                              $ 218,201      $ 144,900     $ 110,438      $(282,444)     $ 191,095
                                                              =========      =========     =========      =========      =========
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                        $      --      $     563     $   7,123      $      --      $   7,686
  Accounts payable                                                   --          9,484         7,763             --         17,247
  Intercompany accounts payable                                  67,854            114         6,678        (74,646)            --
  Accrued liabilities                                               814         11,856        11,994             --         24,664
                                                              ---------      ---------     ---------      ---------      ---------
    Total current liabilities                                    68,668         22,017        33,558        (74,646)        49,597
                                                              ---------      ---------     ---------      ---------      ---------
LONG-TERM DEBT, less current maturities                         148,930          6,085         7,481             --        162,496
                                                              ---------      ---------     ---------      ---------      ---------
INTERCOMPANY LOANS PAYABLE                                           --            388        92,129        (92,517)            --
                                                              ---------      ---------     ---------      ---------      ---------
OTHER LONG-TERM LIABILITIES                                         220          5,961         2,698             --          8,879
                                                              ---------      ---------     ---------      ---------      ---------
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value; 50,000,000 shares
  authorized and no shares issued and outstanding at
    August 27, 2000                                                  --             --            --             --             --
Class A common stock, $0.01 par value; 250,000,000 shares
  authorized, 374,000 shares issued and outstanding at
    August 27, 2000                                                   4             --            --             --              4
Class B common stock, $0.01 par value; 100,000,000 shares
  authorized, 16,626,000 shares issued and outstanding at
    August 27, 2000                                                 166             --            --             --            166
Additional paid-in capital                                        7,326         41,825         7,926        (49,751)         7,326
Accumulated (deficit) earnings                                   (7,113)        68,199       (19,134)       (65,530)       (23,578)
Cumulative foreign currency translation adjustment                   --            425       (14,220)            --        (13,795)
                                                              ---------      ---------     ---------      ---------      ---------
    Total shareholders' equity (deficit)                            383        110,449       (25,428)      (115,281)       (29,877)
                                                              ---------      ---------     ---------      ---------      ---------
                                                              $ 218,201      $ 144,900     $ 110,438      $(282,444)     $ 191,095
                                                              =========      =========     =========      =========      =========

                                  ALBECCA INC.

       GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS- (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        August 29, 1999
                                                             -----------------------------------------------------------------------
                                                                                          Subsidiary    Consolidated
                                                                            Subsidiary       Non-        Elimination    Consolidated
                                                             Albecca Inc.   Guarantors    Guarantors       Entries         Total
                                                             ------------   ----------    ----------    ------------    ------------
                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $  27,424      $   1,747     $   5,887      $      --      $  35,058
  Accounts receivable, net                                           --         17,526        29,772             --         47,298
  Intercompany accounts receivable                                   --         29,917           513        (30,430)            --
  Inventories                                                        --         28,212        39,408             --         67,620
  Other current assets                                               49            432         4,576             --          5,057
                                                              ---------      ---------     ---------      ---------      ---------
    Total current assets                                         27,473         77,834        80,156        (30,430)       155,033
PROPERTY, PLANT AND EQUIPMENT, net                                   --          8,088        45,397             --         53,485
OTHER LONG-TERM ASSETS                                            6,443         18,884        32,713             --         58,040
INVESTMENT IN SUBSIDIARIES                                       71,791             --         7,559        (79,350)            --
INTERCOMPANY LOANS RECEIVABLE                                    94,598             --            13        (94,611)            --
                                                              ---------      ---------     ---------      ---------      ---------
    Total assets                                              $ 200,305      $ 104,806     $ 165,838      $(204,391)     $ 266,558
                                                              =========      =========     =========      =========      =========
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                        $      --      $   2,209     $  24,380      $      --      $  26,589
  Accounts payable                                                   --          8,611        17,812             --         26,423
  Intercompany accounts payable                                  21,742            155         8,533        (30,430)            --
  Accrued liabilities                                               895         16,336         9,100             --         26,331
                                                              ---------      ---------     ---------      ---------      ---------
    Total current liabilities                                    22,637         27,311        59,825        (30,430)        79,343
                                                              ---------      ---------     ---------      ---------      ---------
LONG-TERM DEBT, less current maturities                         188,750          2,045        22,416             --        213,211
                                                              ---------      ---------     ---------      ---------      ---------
INTERCOMPANY LOANS PAYABLE                                           --             13        94,598        (94,611)            --
                                                              ---------      ---------     ---------      ---------      ---------
OTHER LONG-TERM LIABILITIES                                          --          3,975         3,962             --          7,937
                                                              ---------      ---------     ---------      ---------      ---------
SHAREHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.01 par value; 50,000,000 shares
  authorized and no shares issued and outstanding at
    August 29, 1999                                                  --             --            --             --             --
Class A common stock, $0.01 par value; 250,000,000 shares
  authorized, 374,000 shares issued and outstanding at
    August 29, 1999                                                   4             --            --             --              4
Class B common stock, $0.01 par value; 100,000,000 shares
  authorized, 16,626,000 shares issued and outstanding at
    August 29, 1999                                                 166             --            --             --            166
Additional paid-in capital                                        7,326         41,500         7,926        (49,426)         7,326
Accumulated (deficit) earnings                                  (18,578)        29,811       (14,407)       (29,924)       (33,098)
Cumulative foreign currency translation adjustment                   --            151        (8,482)            --         (8,331)
                                                              ---------      ---------     ---------      ---------      ---------
    Total shareholders' (deficit) equity                        (11,082)        71,462       (14,963)       (79,350)       (33,933)
                                                              ---------      ---------     ---------      ---------      ---------
                                                              $ 200,305      $ 104,806     $ 165,838      $(204,391)     $ 266,558
                                                              =========      =========     =========      =========      =========

                                  ALBECCA INC.

       GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                               Year Ended August 27, 2000
                                                         -----------------------------------------------------------------------
                                                                                      Subsidiary    Consolidated
                                                                        Subsidiary       Non-        Elimination    Consolidated
                                                         Albecca Inc.   Guarantors    Guarantors       Entries         Total
                                                         ------------   ----------    ----------    ------------    ------------
Net sales                                                 $      --      $ 219,850      $ 147,358      $  (9,021)     $ 358,187
Cost of sales                                                    --        115,747         93,148         (9,021)       199,874
                                                          ---------      ---------      ---------      ---------      ---------
  Gross profit                                                   --        104,103         54,210             --        158,313
Operating expenses                                              167         60,087         52,803             --        113,057
Restructuring charges                                            --            (29)         1,390             --          1,361
Impairment of goodwill                                           --          4,997             --             --          4,997
                                                          ---------      ---------      ---------      ---------      ---------
  Operating (loss) income                                      (167)        39,048             17             --         38,898
Net gain on dispositions of businesses                           --             --           (969)            --           (969)
Interest income                                              (4,539)            --            (48)            --         (4,587)
Interest expense                                             21,796            344          2,125             --         24,265
                                                          ---------      ---------      ---------      ---------      ---------
(Loss) income before provision for income taxes,
  minority interest and extraordinary gain                  (17,424)        38,704         (1,091)            --         20,189
Provision for income taxes                                       --            316          3,338             --          3,654
Minority interest                                                --             --            298             --            298
                                                          ---------      ---------      ---------      ---------      ---------
(Loss) income before extraordinary gain                     (17,424)        38,388         (4,727)            --         16,237
Extraordinary gain on repurchase of debt, net of tax          5,833             --             --             --          5,833
Equity in earnings of subsidiaries                           35,606             --             --        (35,606)            --
                                                          ---------      ---------      ---------      ---------      ---------
    Net income (loss)                                     $  24,015      $  38,388      $  (4,727)     $ (35,606)     $  22,070
                                                          =========      =========      =========      =========      =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                                    $  31,721      $   3,030      $   4,429      $      --      $  39,180
                                                          ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                     --         (5,570)        (3,240)            --         (8,810)
  Acquisitions of businesses                                     --             --         (1,872)            --         (1,872)
  Proceeds from sales of property, plant
    and equipment                                                --             74          1,443             --          1,517
  Proceeds from dispositions of businesses                       --             --         30,257             --         30,257
  Changes in other long-term assets                           1,137           (331)          (392)            --            414
                                                          ---------      ---------      ---------      ---------      ---------
  Net cash provided by (used in) investing activities         1,137         (5,827)        26,196             --         21,506
                                                          ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facilities                      --             --         27,112             --         27,112
  Repayments of revolving credit facilities                      --             --        (38,798)            --        (38,798)
  Proceeds from long-term debt                                   --          4,755          6,836             --         11,591
  Repayments of long-term debt                              (33,987)        (2,339)       (24,783)            --        (61,109)
  Subsidiary capital contributions/distributions                 --            312           (312)            --             --
  Distributions to shareholders                             (12,550)            --             --             --        (12,550)
                                                          ---------      ---------      ---------      ---------      ---------
  Net cash (used in) provided by financing
    activities                                              (46,537)         2,728        (29,945)            --        (73,754)
                                                          ---------      ---------      ---------      ---------      ---------
EFFECT OF EXCHANGE RATE ON CASH                                  --            177          1,154             --          1,331
                                                          ---------      ---------      ---------      ---------      ---------
NET (DECREASE) INCREASE IN CASH                             (13,679)           108          1,834             --        (11,737)
Cash and cash equivalents, beginning of period               27,424          1,747          5,887             --         35,058
                                                          ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period                  $  13,745      $   1,855      $   7,721      $      --      $  23,321
                                                          =========      =========      =========      =========      =========

                                  ALBECCA INC.

       GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                               Year Ended August 29, 1999
                                                        -----------------------------------------------------------------------
                                                                                     Subsidiary    Consolidated
                                                                       Subsidiary       Non-        Elimination    Consolidated
                                                        Albecca Inc.   Guarantors    Guarantors       Entries         Total
                                                        ------------   ----------    ----------    ------------    ------------
Net sales                                                $      --      $ 204,636      $ 187,833      $  (8,286)     $ 384,183
Cost of sales                                                   --        113,824        115,027         (8,286)       220,565
                                                         ---------      ---------      ---------      ---------      ---------
  Gross profit                                                  --         90,812         72,806             --        163,618
Operating expenses                                             140         70,553         66,959             --        137,652
Restructuring charges                                           --            342          1,149             --          1,491
                                                         ---------      ---------      ---------      ---------      ---------
  Operating (loss) income                                     (140)        19,917          4,698             --         24,475
Loss on disposition of business                                 --             --          4,136             --          4,136
Interest income                                             (2,254)            --           (159)           159         (2,254)
Interest expense                                            22,086            616          3,620           (159)        26,163
                                                         ---------      ---------      ---------      ---------      ---------
(Loss) income before provision for income taxes,
  minority interest and extraordinary gain                 (19,972)        19,301         (2,899)            --         (3,570)
Provision for income taxes                                      --            408          1,796             --          2,204
Minority interest                                               --             --            318             --            318
                                                         ---------      ---------      ---------      ---------      ---------
(Loss) income before extraordinary gain                    (19,972)        18,893         (5,013)            --         (6,092)
Extraordinary gain on repurchase of debt, net of tax         1,331             --             --             --          1,331
Equity in earnings of subsidiaries                          13,880             --             --        (13,880)            --
                                                         ---------      ---------      ---------      ---------      ---------
    Net (loss) income                                    $  (4,761)     $  18,893      $  (5,013)     $ (13,880)     $  (4,761)
                                                         =========      =========      =========      =========      =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (In thousands)

NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                   $  (7,482)     $   1,865      $  19,262      $      --      $  13,645
                                                         ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                    --         (1,811)        (4,137)            --         (5,948)
  Acquisitions of businesses                                    --             --         (3,594)            --         (3,594)
  Proceeds from sales of property, plant
    and equipment                                               --            110          2,320             --          2,430
  Proceeds from disposition of business                         --             --            164             --            164
  Changes in other long-term assets                             --            (81)        (3,087)            --         (3,168)
                                                         ---------      ---------      ---------      ---------      ---------
  Net cash used in investing activities                         --         (1,782)        (8,334)            --        (10,116)
                                                         ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for additional bond issuance costs                 (516)            --             --             --           (516)
  Changes in intercompany loan balances                         --         (1,824)         1,824             --             --
  Proceeds from revolving credit facilities                     --            517         24,007             --         24,524
  Repayments of revolving credit facilities                     --            (59)       (26,280)            --        (26,339)
  Proceeds from long-term debt                                  --          2,775         12,883             --         15,658
  Repayments of long-term debt                              (9,458)        (3,756)       (18,662)            --        (31,876)
  Subsidiary capital contributions/distributions                --          3,980         (3,980)            --             --
  Distributions to shareholders                             (4,308)            --             --             --         (4,308)
                                                         ---------      ---------      ---------      ---------      ---------
  Net cash (used in) provided by financing
    activities                                             (14,282)         1,633        (10,208)            --        (22,857)
                                                         ---------      ---------      ---------      ---------      ---------
EFFECT OF EXCHANGE RATE ON CASH                                 --             13           (511)            --           (498)
                                                         ---------      ---------      ---------      ---------      ---------
NET (DECREASE) INCREASE IN CASH                            (21,764)         1,729            209             --        (19,826)
Cash and cash equivalents, beginning of period              49,188             18          5,678             --         54,884
                                                         ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period                 $  27,424      $   1,747      $   5,887      $      --      $  35,058
                                                         =========      =========      =========      =========      =========

                                  ALBECCA INC.

       GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                            Year Ended August 30, 1998
                                                    -----------------------------------------------------------------------
                                                                                 Subsidiary    Consolidated
                                                                   Subsidiary       Non-        Elimination    Consolidated
                                                    Albecca Inc.   Guarantors    Guarantors       Entries         Total
                                                    ------------   ----------    ----------    ------------    ------------
Net sales                                            $ 170,885      $  22,690      $ 193,218      $  (5,656)     $ 381,137
Cost of sales                                           92,880         12,323        117,534         (5,656)       217,081
                                                     ---------      ---------      ---------      ---------      ---------
  Gross profit                                          78,005         10,367         75,684             --        164,056
Operating expenses                                      53,182          8,319         68,332             --        129,833
Restructuring charges                                       --            276          1,986             --          2,262
                                                     ---------      ---------      ---------      ---------      ---------
  Operating income                                      24,823          1,772          5,366             --         31,961
Cost of cancelled initial public equity offering         1,273             --             --             --          1,273
Interest expense                                           623            655         10,671             --         11,949
Interest income                                           (116)            --             --             --           (116)
                                                     ---------      ---------      ---------      ---------      ---------
Income (loss) before provision for income taxes
  and minority interest                                 23,043          1,117         (5,305)            --         18,855
Provision for income taxes                                 864             24          3,133             --          4,021
Minority interest                                           --             --            471             --            471
Equity in earnings of subsidiaries                      16,044             --             --        (16,044)            --
                                                     ---------      ---------      ---------      ---------      ---------
Net income (loss)                                    $  38,223      $   1,093      $  (8,909)     $ (16,044)     $  14,363
                                                     =========      =========      =========      =========      =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (In thousands)

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                               $  19,906      $   1,054      $  (3,508)     $      --      $  17,452
                                                     ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment              (955)           (62)        (7,361)            --         (8,378)
  Acquisitions of businesses                           (20,989)            --         (7,076)            --        (28,065)
  Proceeds from sales of property, plant
    and equipment                                           37             54            418             --            509
  Changes in other long-term assets                         --         (1,618)         1,919             --            301
                                                     ---------      ---------      ---------      ---------      ---------
  Net cash used in investing activities                (21,907)        (1,626)       (12,100)            --        (35,633)
                                                     ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issue of senior
    subordinated notes, net of debt issue costs        193,241             --             --             --        193,241
  Changes in intercompany loan balances                (57,478)           433         57,045             --             --
  Proceeds from revolving credit facilities             87,685            327         21,849             --        109,861
  Repayments of revolving credit facilities            (92,585)           (64)       (42,058)            --       (134,707)
  Proceeds from long-term debt                           2,641            777         12,258             --         15,676
  Repayments of long-term debt                          (8,509)          (763)       (32,841)            --        (42,113)
  Repayments of notes payable to shareholders           (4,000)            --             --             --         (4,000)
  Distributions to shareholders                        (70,300)            --             --             --        (70,300)
                                                     ---------      ---------      ---------      ---------      ---------
  Net cash provided by financing activities             50,695            710         16,253             --         67,658
                                                     ---------      ---------      ---------      ---------      ---------
EFFECT OF EXCHANGE RATE ON CASH                             95           (253)           264             --            106
                                                     ---------      ---------      ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH                         48,789           (115)           909             --         49,583
Cash and cash equivalents, beginning of period             399            133          4,769             --          5,301
                                                     ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period             $  49,188      $      18      $   5,678      $      --      $  54,884
                                                     =========      =========      =========      =========      =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names, ages and principal positions of Albecca's executive officers and directors:

                 NAME             AGE                 POSITION
        Craig A. Ponzio.......    50    Chairman of the Board, President, Chief
                                        Executive Officer and Director
        June R. Ponzio........    38    Vice Chairman of the Board and Director
        D. Garry Fehrman......    57    Director
        William P. Trimarco...    41    President, International
        Randall D. Fretz......    48    President, North America
        Stephen E. McKenzie...    39    Senior Vice President, Marketing
        R. Bradley Goodson ...    41    Vice President, Finance, Chief Financial
                                        Officer, Treasurer and Secretary

    Craig A. Ponzio has served as Albecca's Chairman of the Board, President, Chief Executive Officer and a Director since 1981. He has been actively involved with Albecca since 1973 and acquired Albecca in 1981. Mr. Ponzio oversees Albecca's operations, including the development and execution of its overall strategy. Mr. Ponzio is Albecca's chief designer and provides leadership in all aspects of the design process.

    June R. Ponzio has served as Albecca's Vice Chairman of the Board and a Director since May 1998. She served as Corporate Secretary from October 1993 until May 1998. Mrs. Ponzio joined Albecca in 1992.

    D. Garry Fehrman has served as a Director since May 1999. Mr. Fehrman has been President, Chief Executive Officer and Chairman of the Board of Atlantech International, Atlanta, Georgia, since 1983. Prior to Atlantech International, Mr. Fehrman held various executive positions at Gulf Canada Limited and Ontario Hydro.

    William P. Trimarco has served as Albecca's President, International since January 1999. Mr. Trimarco had served as Albecca's President, U.S. Operations from July 1997 to December 1998, as its Senior Vice President, U.S. Operations from 1995 to 1997. Mr. Trimarco joined Albecca in 1982.

    Randall D. Fretz has served as Albecca's President, North America since January 1, 1999. Mr. Fretz joined Albecca in 1995 as President, Canada. Prior to joining Albecca, he was the Division Director, Ray-Ban for Bausch & Lomb, Canada.

    Stephen E. McKenzie has served as Albecca's Senior Vice President, Marketing since September 1998 and from September 1995 served as its Vice President, Marketing. Mr. McKenzie joined Albecca in 1991.

    R. Bradley Goodson has served as Albecca's Vice President, Finance, Chief Financial Officer and Treasurer since May 2000, and as Secretary since May 1998. He previously held the positions of Vice President Finance, International and Vice President Business Development. Mr. Goodson joined Albecca in 1994 and was employed by Arthur Andersen & Co. from 1988 to 1994.

    Craig Ponzio and June Ponzio are married. There are no other family relationships among Albecca's directors and executive officers.

BOARD OF DIRECTORS

    The Bylaws provide that the size of the Board of Directors shall be determined by the Board of Directors or by the shareholders of Albecca. The size of the Board of Directors is currently fixed at three members, two of whom are members of Albecca's management. Directors of Albecca are generally elected at the annual meeting of shareholders. Directors of Albecca are elected or appointed to serve until they resign or are removed, or until their successors are elected and have qualified. Directors who are also members of management are not separately compensated as Directors. Mr. Fehrman's annual compensation is $16,000 per year. Expenses incurred for attendance at board meetings are also reimbursed. Additionally, on May 1, 2000, Mr. Fehrman was granted 5,000 options on Albecca Inc.'s Class A common stock under the Larson-Juhl 1998 Stock Option Plan.


ITEM 11.  EXECUTIVE COMPENSATION

    The following table summarizes the compensation paid or accrued for services rendered to Albecca by Albecca's Chief Executive Officer and the four most highly compensated other executive officers whose total salary and bonus exceeded $100,000 during the year ended August 27, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                                     Long Term
                                                  Annual Compensation                               Compensation
                                   ---------------------------------------------------              ------------
                                                                                          Securities
                                                                        Other Annual      Underlying               All Other
Name and Principal Position        Year     Salary($)    Bonus ($)    Compensation ($)   Options/SARs          Compensation ($)
---------------------------        ----     ---------    ---------    ----------------   ------------          ----------------
Craig A. Ponzio, Chairman of       2000      680,000           (1)                 --               -              326,250  (2)
     the Board, President and      1999      680,000           --             450,000 (3)           -                    -
     Chief Executive Officer       1998      680,000           --             419,000 (4)           -              950,000  (5)

William P. Trimarco,               2000      205,000           (1)                  -          34,062                    -
      President, International                                                                 34,062  (6)
                                   1999      245,000      585,000                   -               -                    -
                                   1998      240,000      220,000                   -          34,062                    -

Randall D. Fretz (4)               2000      188,600           (1)                  -         120,000                    -
     President, North America      1999      162,000       62,500              24,000               -                    -

Stephen E. McKenzie,               2000      184,300           (1)                  -          35,000                    -
     Senior Vice President,                                                                    30,000  (6)
     Marketing                     1999      159,000       62,500             100,000          30,000                    -
                                   1998      117,000       55,000                   -               -                    -

R. Bradley Goodson,                2000      142,300           (1)                  -          35,000                    -
     Vice President, Finance and                                                               25,000  (6)
     Chief Financial Officer       1999      135,200       25,000                   -          25,000                    -
                                   1998      113,000       42,000                   -               -                    -

----------------

(1) The amount of bonus earned for the fiscal year ended August 27, 2000 has not been allocated or fully allocated to the individual through the date hereof.

(2) This amount represents the annual increment in value of the deferred compensation balance due this individual that has been accrued but not paid.

(3) Represents amounts accrued in prior years, the payment terms of which were amended during fiscal 2000, such that this amount will be paid in fiscal 2009.

(4) Of this amount, $400,000 was reflected as a bonus payment in the prior year's Summary Compensation Table. During fiscal 2000, the payment terms of this amount were amended so that the amount will be paid in fiscal years 2008 and 2009.

(5) Represents amounts earned (and accrued) in prior years, the payment terms of which were amended in fiscal 2000 such that these amounts will be paid in fiscal years 2006, 2007 and 2008.

(6) Represents shares subject to an option granted in a previous fiscal year, the exercise price of which was repriced in fiscal year 2000. SEC regulations require the Company to disclose the number of shares subject to previously granted options and repriced in fiscal year 2000 as if a new option for such number of shares was granted in fiscal year 2000.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

    The following table sets forth information concerning each grant of SARs and options (which plans are more fully described in Note 6 to the consolidated financial statements) to Albecca's executive officers during the year ended August 27, 2000.

                                                                                                     Potential Realizable Value
                                                                                                       At Assumed Annual Rate
                                                                                                     Of Stock Price Appreciation
                                                 Individual Grants                                       For Option Term (1)
                      --------------------------------------------------------------------------       ----------------------
                      Number of Securities    Percent of Total
                          Underlying        Options/Sars Granted      Exercise
                          Options/SARs         To Employees In      or Base Price     Expiration
Name                      Granted (#)          Fiscal Year (2)         ($/Sh)            Date           5%($)         10%($)
-------------------   --------------------  --------------------    -------------     ----------       --------      --------
William P. Trimarco         34,062                 5.2                   7.00               (3)        $217,316      $336,533
                            34,062  (4) (5)        5.2                   5.80               (3)        $258,190      $377,407

Randall D. Fretz            84,000                12.9                   7.00               (6)        $272,880      $398,880
                            36,000                 5.5                   5.80               (6)        $535,920      $829,920

Stephen E. McKenzie         35,000                 5.4                   7.00               (3)        $223,300      $345,800
                            30,000  (4)            4.6                   5.80               (3)        $227,400      $332,400

R. Bradley Goodson          30,000                 4.6                   7.00               (3)        $191,400      $296,400
                             5,000                 0.8                   5.80               (3)         $37,900       $55,400
                            25,000  (4)            3.8                   5.80               (3)        $189,500      $277,000

----------------

(1) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC. The actual stock price may increase or decrease over the term. For calculation purposes, the options were assumed to expire five years from the close of the most recently completed fiscal year.

(2) Based on 651,124 shares. The Company granted options for a total of 171,062 shares and SARs for the equivalent of 120,000 shares in the fiscal year ended August 27, 2000, and repriced options granted in previous fiscal years with respect to an additional 360,062 shares. Under SEC regulations, repriced options are deemed as additional grants in the year in which they are repriced. Also includes potential option discussed in Note (6) below.

(3) The options terminate and no longer are exercisable upon the earlier to occur of (a) five years after a determination by the committee the option shall terminate, or (b) five years after an initial public offering of the Company's common stock.

(4) Represents shares subject to an option granted in a previous fiscal year, the exercise price of which was repriced in fiscal year 2000. SEC regulations require the Company to disclose the number of shares subject to previously granted options and repriced in fiscal year 2000 as if a new option for such number of shares was granted in fiscal year 2000.

(5) As more fully explained in Note 6 to the consolidated financial statements, this individual is a participant in a performance based plan under which, subject to meeting certain performance criteria, he can be granted 34,062 of options per year in fiscal years 2001, 2002 and 2003.

(6) Expires not later than five years after (a) the determination by the committee that the SAR shall expire, or (b) the date upon which the SAR's are converted to options.


  AGGREGATED OPTION/STOCK APPRECIATION RIGHT EXERCISES IN LAST FISCAL YEAR AND
             FISCAL YEAR END OPTION/STOCK APPRECIATION RIGHT VALUES

                                     Number Of Securities Underlying Unexercised          Value Of Unexercised In-The-Money
                                          Options/SARs At Fiscal Year-End                  Options/SARs At Fiscal Year-End

               Name                        (#) Exercisable/Unexercisable                    ($) Exercisable/Unexercisable
               ----                        -----------------------------                    -----------------------------
    William P. Trimarco                               0/68,124                                        0/277,946
    Randall D. Fretz                                 0/120,000                                        0/460,800
    Stephen E. McKenzie                               0/65,000                                        0/262,200
    R. Bradley Goodson                                0/60,000                                        0/244,800

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Craig A. Ponzio is the sole member of the Compensation Committee of the Company's Board of Directors. Mr. Ponzio is the Chairman of the Board, President, and Chief Executive Officer of Albecca. Albecca leases its corporate headquarters in Norcross, Georgia from L-J Properties Inc., a company owned 80% by Mr. Ponzio. The lease commenced in August 1991 and terminates in August 2001, subject to Albecca's option to extend the lease for two 36-month periods. Albecca currently pays L-J Properties $768,000 per year in rent, with certain annual increases determined by a formula set forth therein. Albecca believes that the lease with L-J Properties is on terms at least as favorable to Albecca as those obtainable from unaffiliated third parties.


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

                                                              SHARES OWNED
                                                                                                   TOTAL
                                                    CLASS A                  CLASS B              VOTING
                                                 COMMON STOCK             COMMON STOCK             POWER
                                              NUMBER       PERCENT    NUMBER         PERCENT      PERCENT
                                             -------       -------  ----------       -------      -------
    Craig A. Ponzio.......................   204,000         54.5%  16,626,000          100%        99.9%
    June R. Ponzio........................   204,000         54.5%  16,626,000          100%        99.9%
    All executive officers and directors
    as a Group (7 persons)................   374,000          100%  16,626,000          100%         100%


    The address for Craig A. Ponzio and June R. Ponzio is 3900 Steve Reynolds Boulevard, Norcross, Georgia 30093. All shares of common stock attributable to Mrs. Ponzio are owned of record by her husband, Mr. Ponzio. Mrs. Ponzio disclaims beneficial ownership of such shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Albecca leases its corporate headquarters in Norcross, Georgia from L-J Properties Inc., a company owned 80% by Mr. Ponzio and 10% by each of Messrs. Trimarco, and McKenzie. The lease commenced in August 1991 and terminates in August 2001, subject to Albecca's option to extend the lease for two 36-month periods. Albecca currently pays L-J Properties $768,000 per year in rent, with certain annual increases determined by a formula set forth therein. Albecca believes that the lease with L-J Properties is on terms at least as favorable to Albecca as those obtainable from unaffiliated third parties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a.       1.  Financial Statements included in Part II of this report:

                  Consolidated Balance Sheets as of August 29, 1999 and August 27, 2000.

                  Consolidated Statement of Operations for each of the three years ended August 30, 1998, August 29, 1999 and August 27, 2000.

                  Consolidated Statements of Shareholders' Equity (Deficit) for each of the three years ended August 30, 1998, August 29, 1999 and August 27, 2000.

                  Consolidated Statement of Cash Flows for each of the three years ended August 30, 1998, August 29, 1999 and August 27, 2000.

         2.  Financial Statement Schedules included in this report:

                  Schedule II -- Valuation and Qualifying Accounts.

         3.  Exhibits:

NO.      DESCRIPTION

 3.1 Amended and Restated Articles of Incorporation of Albecca (incorporated by reference to Exhibit 3.1 of Albecca's Registration Statement on Form S-4 (No. 333-67975) as filed with the SEC on November 25, 1998 and declared effective by the SEC on February 12, 1999).

 3.2     Amended and Restated Bylaws of Albecca (incorporated by reference to
         Exhibit 3.2 of Albecca's Registration Statement on Form S-4 (No. 333-67975) as filed with the SEC on November 25, 1998 and declared effective by the SEC on February 12, 1999).

 4.1 Indenture dated August 11, 1998, among Albecca Inc. and State Street Bank & Trust, as trustee, relating to the Notes (the "Indenture") (incorporated by reference to Exhibit 4.1 of Albecca's Registration Statement on Form S-4 (No. 333-67975) as filed with the SEC on November 25, 1998 and declared effective by the SEC on February 12, 1999).

 4.2 Form of 10 3/4% Senior Note due 2008 of Albecca Inc. (the "New Notes") (included as Exhibit A of the Indenture filed as Exhibit 4.1).

10.1 1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Albecca's Registration Statement on Form S-4 (No. 333-67975) as filed with the SEC on November 25, 1998 and declared effective by the SEC on February 12, 1999).

10.1.1   Larson-Juhl U.S. 2000 Stock Appreciation Rights Plan.

10.1.2   Larson-Juhl Canada 2000 Stock Appreciation Rights Plan.

21.1     Subsidiaries of the Registrant

27.1     Financial Data Schedule (for SEC use only)

b. Reports on Form 8-K: None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE






To Albecca Inc.:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of ALBECCA INC. (a Georgia corporation) included therein and have issued our report thereon dated October 30, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule is the responsibility of Albecca's management and presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP



Atlanta, Georgia
October 30, 2000

                                   SCHEDULE II
                                     ALBECCA

                        VALUATION AND QUALIFYING ACCOUNTS


                                                      BALANCE AT     CHARGED TO                                     BALANCE
                                                       BEGINNING      COSTS AND                                     AT END
                                                        OF YEAR       EXPENSES      DEDUCTIONS*     OTHER**         OF YEAR
For the fiscal year ended:

 August 30, 1998: Allowance for doubtful accounts     $5,378,000     $3,756,000     $3,444,000     $  169,000     $5,859,000

 August 29, 1999: Allowance for doubtful accounts     $5,859,000     $1,643,000     $2,329,000     $   17,000     $5,190,000

August 27, 2000: Allowance for doubtful accounts      $5,190,000     $2,045,000     $1,952,000     $       --     $5,283,000

--------------

    *   Principally charges for which reserves were provided, net of recoveries.

    **  Acquired through acquisition of businesses.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                                 Albecca Inc.

November 27, 2000                By: /s/ Craig A. Ponzio
----------------------------     -----------------------------------------------
Date                             Craig A. Ponzio
                                 Chairman, President and Chief Executive Officer



                                POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig A. Ponzio his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchanges Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                             Title                                   Date
----------                             -----                                   ----
/s/ Craig A. Ponzio....................Chairman of the Board, President        November 27, 2000
-------------------
    Craig A. Ponzio                    and Chief Executive Officer
                                       (principal executive officer)

/s/R. Bradley Goodson..................Chief Financial Officer                 November 27, 2000
---------------------
    R. Bradley Goodson                 (principal financial and
                                       accounting officer)

/s/ June R. Ponzio.................... Director                                November 27, 2000
-------------------
    June R. Ponzio

/s/ D. Garry Fehrman...................Director                                November 27, 2000
--------------------
     D. Garry Fehrman

                                 EXHIBIT INDEX

NO.      DESCRIPTION

 3.1 Amended and Restated Articles of Incorporation of Albecca (incorporated by reference to Exhibit 3.1 of Albecca's Registration Statement on Form S-4 (No. 333-67975) as filed with the SEC on November 25, 1998 and declared effective by the SEC on February 12, 1999).

 3.2     Amended and Restated Bylaws of Albecca (incorporated by reference to
         Exhibit 3.2 of Albecca's Registration Statement on Form S-4 (No. 333-67975) as filed with the SEC on November 25, 1998 and declared effective by the SEC on February 12, 1999).

 4.1 Indenture dated August 11, 1998, among Albecca Inc. and State Street Bank & Trust, as trustee, relating to the Notes (the "Indenture")(incorporated by reference to Exhibit 4.1 of Albecca's Registration Statement on Form S-4 (No. 333-67975) as filed with the SEC on November 25, 1998 and declared effective by the SEC on February 12, 1999).

 4.2 Form of 10 3/4% Senior Note due 2008 of Albecca Inc. (the "New Notes")(included as Exhibit A of the Indenture filed as Exhibit 4.1) .

10.1 1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Albecca's Registration Statement on Form S-4 (No. 333-67975) as filed with the SEC on November 25, 1998 and declared effective by the SEC on February 12, 1999).

10.1.1   Larson-Juhl U.S. 2000 Stock Appreciation Rights Plan.

10.1.2   Larson-Juhl Canada 2000 Stock Appreciation Rights Plan.

21.1     Subsidiaries of the Registrant

27.1     Financial Data Schedule (for SEC use only)

c.       Reports on Form 8-K: None