Form 10-Q
period 2000-11-26
ALBECCA INC
filed 2001-01-10
CIK 1061777

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Quarterly Period Ended November 26, 2000.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from           to
                                        ---------    ---------

Commission File Number: 333-67975

                                  ALBECCA INC.
             (Exact name of registrant as specified in its charter)

                   GEORGIA                            39-1389732
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

                                  ALBECCA INC.

                               INDEX TO FORM 10-Q

                                                                                             Page No.

Part I - Financial Information

     Item 1.  Financial Statements

               Consolidated Balance Sheets as of August 27, 2000 (audited) and
                  November 26, 2000 (unaudited) ..........................................      3

               Consolidated Statements of Operations for the three months ended
                  November 28, 1999 (unaudited) and November 26, 2000 (unaudited) ........      4

               Consolidated Statements of Cash Flows for the three months ended
                  November 28, 1999 (unaudited) and November 26, 2000 (unaudited) ........      5

               Notes to the Consolidated Financial Statements ............................      6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ..............................................     14

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................     16

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K ...........................................     17

Signatures ...............................................................................     18

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  ALBECCA INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                           August 27,     November 26,
                                                                              2000            2000
                                                                           ----------     ------------
                                                                                          (unaudited)

                            ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                 $   23,321      $   25,715
 Accounts receivable, less allowances for doubtful accounts of
  $5,283 and $5,382 at August 27, 2000 and November 26, 2000                   36,384          39,973
Inventories                                                                    48,413          47,067
Other current assets                                                            4,754           6,734
                                                                           ----------      ----------
       Total current assets                                                   112,872         119,489
PROPERTY, PLANT AND EQUIPMENT, net                                             36,692          34,519
OTHER LONG-TERM ASSETS                                                         41,531          40,038
                                                                           ----------      ----------
                                                                           $  191,095      $  194,046
                                                                           ==========      ==========

             LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Current maturities of long-term debt                                      $    7,686      $    5,760
 Accounts payable                                                              17,247          20,415
 Accrued liabilities                                                           24,664          27,197
                                                                           ----------      ----------
       Total current liabilities                                               49,597          53,372
                                                                           ----------      ----------
LONG-TERM DEBT, less current maturities                                       162,496         158,186
                                                                           ----------      ----------
OTHER LONG-TERM LIABILITIES                                                     8,879           9,457
                                                                           ----------      ----------

SHAREHOLDERS' DEFICIT:
 Preferred stock                                                                   --              --
 Class A common stock                                                               4               4
 Class B common stock                                                             166             166
 Additional paid-in capital                                                     7,326           7,326
 Accumulated deficit                                                          (23,578)        (17,762)
 Accumulated other comprehensive loss                                         (13,795)        (16,703)
                                                                           ----------      ----------
       Total shareholders' deficit                                            (29,877)        (26,969)
                                                                           ----------      ----------
                                                                           $  191,095      $  194,046
                                                                           ==========      ==========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                  ALBECCA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                                         Three months ended
                                                                     ---------------------------
                                                                     November 28,   November 26,
                                                                         1999           2000
                                                                     ------------   ------------

Net sales                                                             $  100,120     $   83,373
Cost of sales                                                             57,299         44,474
                                                                      ----------     ----------
 Gross profit                                                             42,821         38,899
Operating expenses                                                        32,097         25,445
                                                                      ----------     ----------
 Operating income                                                         10,724         13,454
Interest income                                                             (820)        (1,576)
Interest expense                                                           6,413          5,890
Other loss                                                                    --            549
                                                                      ----------     ----------
 Income before provision for income
   taxes, minority interest, extraordinary gain and
   cumulative effect of a change in accounting principle                   5,131          8,591
Provision for income taxes                                                   862            879
Minority interest                                                            114             31
                                                                      ----------     ----------
 Income before extraordinary gain and cumulative effect
   of a change in accounting principle                                     4,155          7,681
Extraordinary gain on repurchase of debt, net of tax                       2,980            247
                                                                      ----------     ----------
 Income before cumulative effect of a change in
   accounting principle                                                    7,135          7,928
Cumulative effect of adoption of SFAS 133,
   net of tax                                                                 --            188
                                                                      ----------     ----------
       Net income                                                     $    7,135     $    8,116
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

                                  ALBECCA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              Three months ended
                                                                          ---------------------------
                                                                          November 28,   November 26,
                                                                              1999           2000
                                                                          ------------   ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES:
 Net income                                                                $    7,135     $    8,116
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interest                                                               114             31
  Depreciation and amortization                                                 2,067          1,434
  Loss (gain) on disposal of property, plant and equipment                         83            (65)
  Extraordinary gain on repurchase of debt                                     (2,980)          (247)
  Changes in operating assets and liabilities:
   Accounts receivable                                                        (10,344)        (4,704)
   Inventories                                                                  4,519           (322)
   Other current assets                                                          (548)        (2,294)
   Accounts payable                                                             3,523          4,279
   Accrued liabilities                                                          8,692          2,684
   Other                                                                          (49)           751
                                                                           ----------     ----------
    Net cash provided by operating activities                                  12,212          9,663
                                                                           ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                    (3,574)        (1,001)
 Proceeds from sales of property, plant and equipment                             508            486
 Changes in other long-term assets                                                 63           (224)
                                                                           ----------     ----------
    Net cash used in investing activities                                      (3,003)          (739)
                                                                           ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolving credit facilities                                      7,855          4,791
 Repayments of revolving credit facilities                                     (7,914)        (5,587)
 Proceeds from long-term debt                                                   2,153            608
 Repayments of long-term debt                                                 (14,848)        (4,845)
 Distributions to shareholders                                                     --         (2,300)
                                                                           ----------     ----------
    Net cash used in financing activities                                     (12,754)        (7,333)
                                                                           ----------     ----------
EFFECT OF EXCHANGE RATE ON CASH                                                    52            803
                                                                           ----------     ----------

NET (DECREASE) INCREASE IN CASH                                                (3,493)         2,394
CASH and cash equivalents, beginning of period                                 35,058         23,321
                                                                           ----------     ----------
CASH and cash equivalents, end of period                                   $   31,565     $   25,715
                                                                           ==========     ==========

SUPPLEMENTAL INFORMATION:
 Interest paid                                                             $    1,020     $      549
                                                                           ==========     ==========
 Income taxes paid                                                         $    1,113     $      774
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

                                  ALBECCA INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.  INTERIM FINANCIAL STATEMENT PRESENTATION

         The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. On a quarterly basis, the Company's results may vary. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for a full year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Form 10-K for the fiscal year ended August 27, 2000, as filed with the Securities and Exchange Commission.

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

Note 5.  RESTRUCTURING PLANS

         Restructuring plans address the status of the Company's ongoing restructuring activities which were initiated in prior fiscal years. As of November 26, 2000, the following restructuring plans had remaining financial and/or legal obligations.

UNITED KINGDOM - NORTHAMPTON

         As of November 26, 2000, with respect to the Company's closure of its United Kingdom - Northampton operation, none of the original 37 team members remained at the facility. The Company continued to sell existing assets and collect existing accounts receivable through its United Kingdom - Arqadia Ltd. operations. Management estimates that the restructuring plan will be completed prior to the end of fiscal 2001.

NEW ZEALAND

         As of November 26, 2000, with respect to the closure of the Company's distribution operations in New Zealand, none of the 9 original team members remained at the facility. The Company, through its Australian operations, is finalizing the legal requirements of the liquidation, and estimates the restructuring plan will be completed by the second quarter of fiscal 2001.

GREECE

         As of November 26, 2000, with respect to the closure of the Company's distribution operations in Greece, none of the original 14 team members remained at the facility. The Company, through its local counsel, will continue to collect existing accounts receivable and finalize the legal liquidation of its Greek entities. The Company estimates that the restructuring plan will be completed prior to the end of fiscal 2001.

         For more descriptive information on the above mentioned restructuring plans, please see the Company's Form 10-K for the fiscal year ended August 27, 2000, as filed with the Securities and Exchange Commission.


SUMMARY OF PREVIOUSLY REPORTED RESTRUCTURING PLANS

         At November 26, 2000, as it relates to the Company's fiscal 1998, 1999 and 2000 restructuring plans, $617,000 of restructuring charges remained in accrued liabilities representing severance and other termination costs of $85,000 and $532,000 of lease termination and other exit costs.

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

         A summary of the previously reported restructuring plans and activity consist of the following estimated accrued future cash/non-cash requirements:

                                                                      Severance and       Lease
                                                      Write-down of       other        termination
                                                       property and    termination    and other exit
CLOSURE OF UNITED KINGDOM - NORTHAMPTON:                equipment        benefits         costs            Total
                                                      -------------   -------------   --------------    ------------

2000 Provision                                          $  499,000      $  298,000      $  618,000      $  1,415,000
          Non-cash                                         499,000              --              --           499,000
                                                        ----------      ----------      ----------      ------------
          Cash                                                  --         298,000         618,000           916,000
Fiscal 2000 cash activity                                       --        (116,000)        (84,000)         (200,000)
                                                        ----------      ----------      ----------      ------------
Balance as of August 27, 2000                                   --         182,000         534,000           716,000
First quarter 2001 cash activity (unaudited)                    --        (121,000)       (126,000)         (247,000)
                                                        ----------      ----------      ----------      ------------
Balance as of November 26, 2000 (unaudited)             $       --      $   61,000      $  408,000      $    469,000
                                                        ==========      ==========      ==========      ============

                                                                      Severance and
                                                      Write-down of       other
                                                       property and    termination      Other exit
CLOSURE OF OPERATIONS IN NEW ZEALAND:                   equipment        benefits         costs           Total
                                                      -------------   -------------     ----------      ----------

1999 Provision                                          $   75,000      $   48,000      $  102,000      $  225,000
          Non-cash                                          75,000              --              --          75,000
                                                        ----------      ----------      ----------      ----------
          Cash                                                  --          48,000         102,000         150,000
Fiscal 1999 cash activity                                       --         (30,000)        (75,000)       (105,000)
                                                        ----------      ----------      ----------      ----------
Balance as of August 29, 1999                                   --          18,000          27,000          45,000
Fiscal 2000 cash activity                                       --          (3,000)         (3,000)         (6,000)
                                                        ----------      ----------      ----------      ----------
Balance as of August 27, 2000                                   --          15,000          24,000          39,000
First quarter 2001 cash activity (unaudited)                    --              --              --              --
                                                        ----------      ----------      ----------      ----------
Balance as of November 26, 2000 (unaudited)             $       --      $   15,000      $   24,000      $   39,000
                                                        ==========      ==========      ==========      ==========

                                                                      Severance and
                                                                          other
                                                       Write-off of    termination      Other exit
CLOSURE OF OPERATIONS IN GREECE:                         goodwill         benefits         costs           Total
                                                       ------------   -------------     ----------      ----------

1998 Provision                                          $  333,000      $   79,000      $  104,000      $  516,000
          Non-cash                                         333,000              --              --         333,000
                                                        ----------      ----------      ----------      ----------
          Cash                                                  --          79,000         104,000         183,000
Fiscal 1998 cash activity                                       --              --              --              --
                                                        ----------      ----------      ----------      ----------
Balance as of August 30, 1998                                   --          79,000         104,000         183,000
1999 provision                                                  --              --         129,000         129,000
Fiscal 1999 cash activity                                       --         (70,000)       (129,000)       (199,000)
                                                        ----------      ----------      ----------      ----------
Balance as of August 29, 1999                                   --           9,000         104,000         113,000
Fiscal 2000 cash activity                                       --              --          (4,000)         (4,000)
                                                        ----------      ----------      ----------      ----------
Balance as of August 27, 2000                                   --           9,000         100,000         109,000
First quarter 2001 cash activity (unaudited)                    --              --              --              --
                                                        ----------      ----------      ----------      ----------
Balance as of November 26, 2000 (unaudited)             $       --      $    9,000      $  100,000      $  109,000
                                                        ==========      ==========      ==========      ==========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

Note 6.  OTHER LOSS

         Other loss primarily represents realized and unrealized foreign currency exchange gains and losses on intercompany account balances.

Note 7.  EXTRAORDINARY GAIN

         In September 2000, the Company repurchased a portion of its senior subordinated notes with a face value of $4,000,000. The debt repurchase resulted in an extraordinary gain of $247,000, net of state income taxes of $6,000. In September and November 1999, the Company repurchased a portion of its senior subordinated notes with a face value of $13,820,000. The debt repurchases resulted in extraordinary gains of $2,980,000, net of state income taxes of $124,000.

Note 8.  INVENTORIES

         Inventories consist of the following (in thousands):

                                               August 27,  November 26,
                                                  2000         2000
                                               ----------  ------------

                  Raw materials                 $  6,290     $  5,878
                  Work in process                  2,127        2,175
                  Finished goods                  39,996       39,014
                                                --------     --------
                                                $ 48,413     $ 47,067
                                                ========     ========

Note 9.  COMPREHENSIVE INCOME

         Comprehensive income for the Company is as follows (in thousands):

                                                                           Three months ended
                                                                       ---------------------------
                                                                       November 28,   November 26,
                                                                           1999           2000
                                                                       ------------   ------------

                  Net income, as reported                                $  7,135       $  8,116
                  Foreign currency translation adjustments                   (295)        (2,908)
                                                                         --------       --------
                  Total comprehensive income                             $  6,840       $  5,208
                                                                         ========       ========

         Accumulated other comprehensive loss represents foreign currency translation adjustments of $13,795,000 and $16,703,000 at August 27, 2000 and November 26, 2000, respectively.


Note 10. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

         Effective August 28, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 137, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement became effective for all fiscal quarters beginning after June 15, 2000.

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)


         The statement requires the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in comprehensive income (equity) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. In transition, the statement required all hedging relationships to be evaluated and designated anew, resulting in cumulative-effect-type transition adjustments to earnings and other comprehensive income (equity). In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect-type adjustment, net of tax, of $188,000 to recognize the fair value of the derivatives.

         The Company has historically entered into forward exchange contracts to reduce the foreign currency exchange risks associated with its committed and anticipated foreign currency denominated purchases; with its U.S. operations purchasing primarily the Italian Lira, Spanish Peseta, and French Franc, and with its United Kingdom subsidiary entering into U.S. dollar forward exchange contracts.

         The carrying amount of derivatives at fair value as of November 26, 2000 was $312,000. As of November 26, 2000 the maximum period of time the Company was hedging its exposure to the variability in future cash flows for forecasted transactions was nine months.

Note 11. COMMITMENTS AND CONTINGENCIES

LITIGATION

         The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 12. SUBSEQUENT EVENTS

REPURCHASE OF SENIOR SUBORDINATED NOTES

         Subsequent to the end of the first quarter of fiscal 2001, the Company repurchased $2,000,000 of its senior subordinated notes. The Company estimates that an extraordinary gain of approximately $198,000 will be recorded net of state income taxes of $5,000.

Note 13. RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 14. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (in thousands)

                                                                           November 26, 2000 (Unaudited)
                                                      ------------------------------------------------------------------------
                                                                                                   Consolidated
                                                                      Subsidiary     Subsidiary    Elimination    Consolidated
                                                      Albecca Inc.    Guarantors   Nonguarantors     Entries         Total
                                                      ------------    ----------   -------------   ------------   ------------
                       ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                             $   16,141     $    1,233     $    8,341     $       --     $   25,715
 Accounts receivable, net                                      --         22,892         17,081             --         39,973
 Intercompany accounts receivable                              --         81,678            314        (81,992)            --
 Inventories                                                   --         24,811         22,256             --         47,067
 Other current assets                                       1,676          1,196          3,862             --          6,734
                                                       ----------     ----------     ----------     ----------     ----------
  Total current assets                                     17,817        131,810         51,854        (81,992)       119,489
PROPERTY, PLANT AND  EQUIPMENT, net                            --         10,596         23,923             --         34,519
OTHER LONG-TERM ASSETS                                      4,698         13,831         21,509             --         40,038
INVESTMENT IN SUBSIDIARIES                                117,222             --          7,884       (125,106)            --
INTERCOMPANY LOANS RECEIVABLE                              92,492             --             --        (92,492)            --
                                                       ----------     ----------     ----------     ----------     ----------
                                                       $  232,229     $  156,237     $  105,170     $ (299,590)    $  194,046
                                                       ==========     ==========     ==========     ==========     ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
 Current maturities of long-term debt                  $       --     $      722     $    5,038     $       --     $    5,760
 Accounts payable                                              --         11,183          9,232             --         20,415
 Intercompany accounts payable                             75,976            441          5,575        (81,992)            --
 Accrued liabilities                                        6,171         10,242         10,784             --         27,197
                                                       ----------     ----------     ----------     ----------     ----------
  Total current liabilities                                82,147         22,588         30,629        (81,992)        53,372
                                                       ----------     ----------     ----------     ----------     ----------
LONG-TERM DEBT, less current maturities                   144,930          6,622          6,634             --        158,186
                                                       ----------     ----------     ----------     ----------     ----------
INTERCOMPANY LOANS PAYABLE                                     --            172         92,320        (92,492)            --
                                                       ----------     ----------     ----------     ----------     ----------
OTHER LONG-TERM LIABILITIES                                   898          5,544          3,015             --          9,457
                                                       ----------     ----------     ----------     ----------     ----------
SHAREHOLDERS'  EQUITY (DEFICIT):
 Preferred stock                                               --             --             --             --             --
 Class A common stock                                           4             --             --             --              4
 Class B common stock                                         166             --             --             --            166
 Additional paid-in capital                                 7,326         41,825          7,926        (49,751)         7,326
 Accumulated (deficit) earnings                            (3,242)        79,127        (18,292)       (75,355)       (17,762)
 Accumulated other comprehensive gain (loss)                   --            359        (17,062)            --        (16,703)
                                                       ----------     ----------     ----------     ----------     ----------
  Total shareholders' equity (deficit)                      4,254        121,311        (27,428)      (125,106)       (26,969)
                                                       ----------     ----------     ----------     ----------     ----------
                                                       $  232,229     $  156,237     $  105,170     $ (299,590)    $  194,046
                                                       ==========     ==========     ==========     ==========     ==========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (in thousands)

                                                                                    August 27, 2000
                                                      ---------------------------------------------------------------------------
                                                                                                      Consolidated
                                                                      Subsidiary      Subsidiary      Elimination    Consolidated
                                                      Albecca Inc.    Guarantors    Nonguarantors       Entries          Total
                                                      ------------    ----------   ---------------    ------------   ------------

                       ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                             $   13,745     $    1,855     $    7,721        $       --     $   23,321
 Accounts receivable, net                                      --         20,291         16,093                --         36,384
 Intercompany accounts receivable                              --         73,310          1,336           (74,646)            --
 Inventories                                                   --         23,617         24,796                --         48,413
 Other current assets                                         180            987          3,587                --          4,754
                                                       ----------     ----------     ----------        ----------     ----------
  Total current assets                                     13,925        120,060         53,533           (74,646)       112,872
PROPERTY, PLANT AND EQUIPMENT, net                             --         11,095         25,597                --         36,692
OTHER LONG-TERM ASSETS                                      4,894         13,745         22,892                --         41,531
INVESTMENT IN SUBSIDIARIES                                105,452             --          7,884          (113,336)            --
INTERCOMPANY LOANS RECEIVABLE                              91,985             --            532           (92,517)            --
                                                       ----------     ----------     ----------        ----------     ----------
                                                       $  216,256     $  144,900     $  110,438        $ (280,499)    $  191,095
                                                       ==========     ==========     ==========        ==========     ==========
  LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt                  $       --     $      563     $    7,123        $       --     $    7,686
 Accounts payable                                              --          9,484          7,763                --         17,247
 Intercompany accounts payable                             67,854            114          6,678           (74,646)            --
 Accrued liabilities                                          814         11,856         11,994                --         24,664
                                                       ----------     ----------     ----------        ----------     ----------
  Total current liabilities                                68,668         22,017         33,558           (74,646)        49,597
                                                       ----------     ----------     ----------        ----------     ----------
LONG-TERM DEBT, less current maturities                   148,930          6,085          7,481                --        162,496
                                                       ----------     ----------     ----------        ----------     ----------
INTERCOMPANY LOANS PAYABLE                                     --            388         92,129           (92,517)            --
                                                       ----------     ----------     ----------        ----------     ----------
OTHER LONG-TERM LIABILITIES                                   220          5,961          2,698                --          8,879
                                                       ----------     ----------     ----------        ----------     ----------
SHAREHOLDERS' (DEFICIT) EQUITY:
 Preferred stock                                               --             --             --                --             --
 Class A common stock                                           4             --             --                --              4
 Class B common stock                                         166             --             --                --            166
 Additional paid-in capital                                 7,326         41,825          7,926           (49,751)         7,326
 Accumulated (deficit) earnings                            (9,058)        68,199        (19,134)          (63,585)       (23,578)
 Accumulated other comprehensive gain (loss)                   --            425        (14,220)               --        (13,795)
                                                       ----------     ----------     ----------        ----------     ----------
  Total shareholders' (deficit) equity                     (1,562)       110,449        (25,428)         (113,336)       (29,877)
                                                       ----------     ----------     ----------        ----------     ----------
                                                       $  216,256     $  144,900     $  110,438        $ (280,499)    $  191,095
                                                       ==========     ==========     ==========        ==========     ==========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)

                                                                                      Three Months Ended
                                                                                 November 26, 2000 (Unaudited)
                                                           ------------------------------------------------------------------------
                                                                                                        Consolidated
                                                                           Subsidiary     Subsidiary    Elimination    Consolidated
                                                           Albecca Inc.    Guarantors   Nonguarantors     Entries         Total
                                                           ------------    ----------   -------------   ------------   ------------

Net sales                                                   $       --     $   57,134     $   28,476     $   (2,237)    $   83,373
Cost of sales                                                       --         29,698         17,013         (2,237)        44,474
                                                            ----------     ----------     ----------     ----------     ----------
  Gross profit                                                      --         27,436         11,463             --         38,899
Operating expenses                                                  18         16,139          9,288             --         25,445
                                                            ----------     ----------     ----------     ----------     ----------
  Operating (loss) income                                          (18)        11,297          2,175             --         13,454
Interest income                                                 (1,576)            --             --             --         (1,576)
Interest expense                                                 5,459            234            197             --          5,890
Other loss                                                          --             --            549             --            549
                                                            ----------     ----------     ----------     ----------     ----------
  (Loss) income before provision for income taxes,
    minority interest, extraordinary gain and cumulative
    effect of a change in accounting principle                  (3,901)        11,063          1,429             --          8,591
Provision for income taxes                                          --            135            744             --            879
Minority interest                                                   --             --             31             --             31
                                                            ----------     ----------     ----------     ----------     ----------
  (Loss) income before extraordinary gain and cumulative
    effect of a change in accounting principle                  (3,901)        10,928            654             --          7,681
Extraordinary gain on repurchase of debt, net of tax               247             --             --             --            247
                                                            ----------     ----------     ----------     ----------     ----------
  (Loss) income before cumulative effect of a change
    in accounting principle                                     (3,654)        10,928            654             --          7,928
Cumulative effect of adoption of SFAS 133, net of tax               --             --            188             --            188
Equity in earnings of subsidiaries                              11,770             --             --        (11,770)            --
                                                            ----------     ----------     ----------     ----------     ----------
Net income                                                  $    8,116     $   10,928     $      842     $  (11,770)    $    8,116
                                                            ==========     ==========     ==========     ==========     ==========

                                         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                                  $    8,352     $   (1,210)    $    2,521     $       --     $    9,663
                                                            ----------     ----------     ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                        --           (281)          (720)            --         (1,001)
  Proceeds from sales of property, plant
    and equipment                                                   --            399             87             --            486
  Changes in other long-term assets                                 97           (208)          (113)            --           (224)
                                                            ----------     ----------     ----------     ----------     ----------
  Net cash provided by (used in) investing activities               97            (90)          (746)            --           (739)
                                                            ----------     ----------     ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facilities                         --            102          4,689             --          4,791
  Repayments of revolving credit facilities                         --             --         (5,587)            --         (5,587)
  Proceeds from long-term debt                                      --            600              8             --            608
  Repayments of long-term debt                                  (3,753)            (3)        (1,089)            --         (4,845)
  Distributions to shareholders                                 (2,300)            --             --             --         (2,300)
                                                            ----------     ----------     ----------     ----------     ----------
  Net cash (used in) provided by financing activities           (6,053)           699         (1,979)            --         (7,333)
                                                            ----------     ----------     ----------     ----------     ----------
EFFECT OF EXCHANGE RATE ON CASH                                     --            (21)           824             --            803
                                                            ----------     ----------     ----------     ----------     ----------
NET INCREASE (DECREASE) IN CASH                                  2,396           (622)           620             --          2,394
Cash and cash equivalents, beginning of period                  13,745          1,855          7,721             --         23,321
                                                            ----------     ----------     ----------     ----------     ----------
Cash and cash equivalents, end of period                    $   16,141     $    1,233     $    8,341     $       --     $   25,715
                                                            ==========     ==========     ==========     ==========     ==========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)

                                                                                    Three Months Ended
                                                                               November 28, 1999 (Unaudited)
                                                           ---------------------------------------------------------------------
                                                                                                     Consolidated
                                                                          Subsidiary    Subsidiary    Elimination   Consolidated
                                                           Albecca Inc.   Guarantors   Nonguarantors     Entries       Total
                                                           ------------   ----------   ------------- ------------   ------------

Net sales                                                    $      --     $  55,589     $  46,842     $  (2,311)    $ 100,120
Cost of sales                                                       --        30,840        28,770        (2,311)       57,299
                                                             ---------     ---------     ---------     ---------     ---------
  Gross profit                                                      --        24,749        18,072            --        42,821
Operating expenses                                                  84        16,823        15,190            --        32,097
                                                             ---------     ---------     ---------     ---------     ---------
  Operating (loss) income                                          (84)        7,926         2,882            --        10,724
Interest income                                                   (820)           --            --            --          (820)
Interest expense                                                 5,525           101           787            --         6,413
                                                             ---------     ---------     ---------     ---------     ---------
  (Loss) income before provision for income taxes,
    minority interest and extraordinary gain                    (4,789)        7,825         2,095            --         5,131
Provision for income taxes                                          --           120           742            --           862
Minority interest                                                   --            --           114            --           114
                                                             ---------     ---------     ---------     ---------     ---------
  (Loss) income before extraordinary gain                       (4,789)        7,705         1,239            --         4,155
Extraordinary gain on repurchase of debt, net of tax             2,980            --            --            --         2,980
Equity in earnings of subsidiaries                               8,944            --            --        (8,944)           --
                                                             ---------     ---------     ---------     ---------     ---------
Net income                                                   $   7,135     $   7,705     $   1,239     $  (8,944)    $   7,135
                                                             =========     =========     =========     =========     =========

                                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NET CASH PROVIDED BY OPERATING ACTIVITIES                    $   8,900     $   1,495     $   1,817     $      --     $  12,212
                                                             ---------     ---------     ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                        --        (1,886)       (1,688)           --        (3,574)
  Proceeds from sales of property, plant
    and equipment                                                   --            11           497            --           508
  Changes in other long-term assets                                430          (203)         (164)           --            63
                                                             ---------     ---------     ---------     ---------     ---------
  Net cash provided by (used in) investing activities              430        (2,078)       (1,355)           --        (3,003)
                                                             ---------     ---------     ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany loan balances                             --            (4)            4            --            --
  Proceeds from revolving credit facilities                         --            --         7,855            --         7,855
  Repayments of revolving credit facilities                         --            --        (7,914)           --        (7,914)
  Proceeds from long-term debt                                      --            --         2,153            --         2,153
  Repayments of long-term debt                                 (10,840)       (1,301)       (2,707)           --       (14,848)
  Distributions to shareholders                                     --           326          (326)           --            --
                                                             ---------     ---------     ---------     ---------     ---------
  Net cash used in financing activities                        (10,840)         (979)         (935)           --       (12,754)
                                                             ---------     ---------     ---------     ---------     ---------
EFFECT OF EXCHANGE RATE ON CASH                                     --           128           (76)           --            52
                                                             ---------     ---------     ---------     ---------     ---------
NET DECREASE IN CASH                                            (1,510)       (1,434)         (549)           --        (3,493)
Cash and cash equivalents, beginning of period                  27,424         1,748         5,886            --        35,058
                                                             ---------     ---------     ---------     ---------     ---------
Cash and cash equivalents, end of period                     $  25,914     $     314     $   5,337     $      --     $  31,565
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

         The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

                                                                                  Three months ended
                                                                              --------------------------
                                                                              November 28,  November 26,
                                                                                  1999          2000
                                                                              ------------  ------------

                  Net sales                                                       100.0%        100.0%
                  Cost of sales                                                    57.2          53.3
                                                                                 ------        ------
                   Gross profit                                                    42.8          46.7
                  Operating expenses                                               32.0          30.5
                                                                                 ------        ------
                   Operating income                                                10.8          16.2
                  Interest income                                                  (0.8)         (1.9)
                  Interest expense                                                  6.4           7.1
                  Other loss                                                         --           0.7
                                                                                 ------        ------
                   Income before provision for income taxes, minority
                    interest, extraordinary gain and cumulative
                    effect of a change in accounting principle                      5.2          10.3
                  Provision for income taxes                                        0.9           1.1
                  Minority interest                                                 0.1            --
                                                                                 ------        ------
                   Income before extraordinary gain and cumulative
                    effect of a change in accounting principle                      4.2           9.2
                  Extraordinary gain on repurchase of debt, net of tax              3.0           0.3
                                                                                 ------        ------
                   Income before cumulative effect of a change in
                    accounting principle                                            7.2           9.5
                  Cumulative effect of adoption of SFAS 133,
                   net of tax                                                        --            .2
                                                                                 ------        ------
                    Net income                                                      7.2%          9.7%
                                                                                 ======        ======

NET SALES

         For the first quarter ended November 26, 2000, net sales were $83.4 million compared to $100.1 million for the first quarter ended November 28, 1999. The decrease in net sales for the three months ended November 26, 2000 was primarily the result of the sale of two international operations completed during the second and fourth quarters of fiscal year 2000, the closure of an international operation completed during the third quarter of fiscal year 2000, and the impact of unfavorable changes in foreign exchange rates. Currency fluctuations in the first quarter decreased net sales by $4.0 million, primarily due to a strengthening of the U.S. dollar against major European currencies. U.S. net sales increased 3.2% for the three months ended November 26, 2000 compared to November 28, 1999, primarily the result of an increase in sales of branded wood moulding. International net sales decreased 40.1%, primarily due to the sale of the Mersch operations completed during the second quarter of fiscal year 2000, the sale of the Brio operations completed during the fourth quarter of fiscal year 2000, the closure of the United Kingdom - Northampton operation completed during the third quarter of fiscal year 2000, a decrease in sales in Canada, The Netherlands, and Sweden, as well as the negative impact of the strengthening of the U.S. dollar.

COST OF SALES

         Cost of sales were $44.5 million for the three months ended November 26, 2000 compared to $57.3 million for the three months ended November 28, 1999. In the U.S., gross profit increased to 48.2% for the three months ended November 26, 2000 compared to 44.2% for the comparable period in fiscal year 2000. The increase for the quarter was primarily the result of continued growth in sales of branded products, a continued decrease in sales of lower margin products associated with the Company's prior years' acquisitions, and favorable currency exchange rate movements in certain supplier markets. For the first quarter ended November 26, 2000, international gross profit margin increased to 43.5% compared to 41.1% for the first quarter ended November 28, 1999. This increase was primarily the result of the decrease in net sales of lower margin products associated with the recently sold Mersch and Brio operations, and a continued decrease in sales of lower margin products related to the Canadian operation's prior year acquisitions.

OPERATING EXPENSES

         Operating expenses were $25.4 million for the three months ended November 26, 2000 compared to $32.1 million for the three months ended November 28, 1999. In the U.S., operating expenses as a percentage of net sales decreased to 28.1% for the three months ended November 26, 2000 compared to 29.7% for the comparable period in fiscal year 2000. The decrease is primarily the result of the completion of acquisition related integrations versus ongoing integration costs in the previous year. For the first quarter ended November 26, 2000, international operating expenses as a percentage of net sales increased to 35.5% compared to 34.8% for the comparable period in fiscal year 2000. The increase in operating expenses as a percentage of net sales is primarily attributable to the decrease in net sales in Canada, The Netherlands, and Sweden.

INTEREST INCOME

         Interest income was $1.6 million for the three months ended November 26, 2000 compared to $.8 million for the three months ended November 28, 1999. The increase resulted primarily from the interest income associated with the Company's continued acquisition of its senior subordinated notes.

INTEREST EXPENSE

         Interest expense was $5.9 million for the three months ended November 26, 2000 compared to $6.4 million for the three months ended November 28, 1999. The decrease in interest expense is primarily due to the reduction of debt associated with the sale of the Mersch and Brio businesses, as well as the repurchase of $30.0 million of the Company's senior subordinated notes during the preceding twelve months.

OTHER LOSS

         Other loss primarily represents realized and unrealized foreign currency exchange gains and losses on intercompany account balances.

EXTRAORDINARY GAIN ON REPURCHASE OF DEBT

         Consistent with its stated objective of using a portion of its cash to lower its debt, including its senior subordinated notes, in September 2000, the Company repurchased a portion of its senior subordinated notes with a face value of $4.0 million. The debt repurchase resulted in an extraordinary gain totaling $.25 million, net of state income taxes of $.06 million.

NET INCOME

         For the reasons set forth above, net income was $8.1 million for the three months ended November 26, 2000 compared to $7.1 million for the three months ended November 28, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds have been, and are expected to continue to be, cash flow from operations and its on-hand cash and cash equivalents. The Company's principal need for funds historically has been to finance its working capital (principally inventory and accounts receivable), capital expenditures, acquisitions and distributions to the Company's shareholders to pay income taxes as a result of its status as an S corporation. As of November 26, 2000, the Company had cash and cash equivalents of $25.7 million compared to $23.3 million as of August 27, 2000.

         Net cash provided by operating activities was $9.7 million for the three months ended November 26, 2000 compared to $12.2 million for the three months ended November 28, 1999. The decrease is primarily attributable to the positive cash flow generated by the reduction of acquisition related inventories and the increase in accrued liabilities for the three months ended November 28, 1999 compared to the three months ended November 26, 2000. This impact is partially offset by the negative cash flow generated from the increase in accounts receivables for the three months ended November 28, 1999 compared to the three months ended November 26, 2000. Net cash used in investing activities decreased to $.7 million for the three months ended November 26, 2000 compared to $3.0 million for the three months ended November 28, 1999, primarily due to a decrease in capital expenditures as a result of the completion of the Company's new manufacturing plant in Ashland, Wisconsin. Net cash used in financing activities decreased to $7.3 million for the three months ended November 26, 2000 compared to $12.8 million for the three months ended November 28, 1999, primarily due to a decrease in the amount of its senior subordinated debt repurchased by the Company. The Company repurchased senior subordinated debt with a face value of $4.0 million for the three months ended November 26, 2000 compared to $13.8 million during the prior comparable period.

         As of November 26, 2000, the Company had outstanding indebtedness of approximately $164.0 million, consisting of $145.0 million in principal amount of the August 1998 senior subordinated debt and $19.0 million of other indebtedness. At August 27, 2000, the Company had outstanding indebtedness of approximately $170.2 million, consisting of $148.9 million in principal amount of the notes and $21.3 million of other indebtedness.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In July and September 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." EITF Issue 00-10 requires that all amounts billed to a customer in a sale transaction for shipping and handling be classified as sales, and recommends that shipping and handling expenses be classified as cost of sales. The Company currently classifies most shipping and handling revenues and costs, on a net basis, in selling and administrative expense. Accordingly, the Company has determined that EITF Issue 00-10 will require reclassification of shipping and handling revenues and costs, but does not believe EITF Issue 00-10 will impact its financial condition or net income. The effective date of this standard is the fourth quarter of the Company's fiscal year 2001.

EUROPEAN UNION CURRENCY CONVERSION

         On January 1, 1999, eleven member nations of the European Economic and Monetary Union began using a common currency, the Euro. For a three-year transition period ending June 30, 2002, both the Euro and each of the currencies for such member countries will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for those countries. The adoption of the Euro will affect many financial systems and business applications as the commerce of those countries may be transacted both in the Euro and the existing national currency during the transition period. Significant portions of the Company's revenue have been historically generated in Europe. Of the eleven countries currently using the Euro, the Company has subsidiary operations in Austria, Finland, France, Germany, Italy, and the Netherlands. The Company has assessed the potential impact of the Euro conversion in a number of areas, particularly on pricing and other marketing strategies. Although the Company does not currently expect that the conversion, either during or after the transition period, will have an adverse effect on its operations or financial condition, there can be no assurance that it will not have some unexpected adverse impact.

FORWARD LOOKING STATEMENTS

         When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission and in its press releases, and in other written or oral statements made by the Company's representatives, the words and phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "plans," "anticipates," "intends," "may," or similar expressions, are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, the Company's expectations regarding sales, earnings, or other future financial performance and liquidity, and general statements about future operations and operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation, (i) the timing and expense associated with, and effects of, cost-reduction and integration initiatives being implemented by the Company; (ii) general competitive factors and the overall financial condition of the custom framing industry, the retail industry and the general economy; (iii) change in retailer or consumer acceptance of the Company's products; (iv) consolidations and restructurings in the retail industry causing a decrease in the number of stores that sell the Company's products; (v) social, political, and economic risks to the Company's foreign operations and customers; (vi) changes in the laws, regulations, and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and internationally; (vii) shipment delays, depletion of inventory, service problems; and (viii) changes in product mix to ones which are less profitable. The Company assumes no responsibility to update forward-looking statements made herein or elsewhere.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes to the Company's disclosures related to certain market risks as reported under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's Form 10-K for the fiscal year ended August 27, 2000, as filed with the Securities and Exchange Commission.

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

4.2      Form of 10 3/4% Senior Note due 2008 of Albecca Inc. (the "New
         Notes")(included as Exhibit A of the Indenture filed as Exhibit 4.1).

b. Reports on Form 8-K:

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ALBECCA INC.
                                             (registrant)


Date: January 10, 2001                       By: /s/ Craig A. Ponzio
                                             -----------------------------------
                                             Craig A. Ponzio, Chairman of the
                                             Board, President, Chief  Executive
                                             Officer (Principal Executive
                                             Officer)


Date: January 10, 2001                       By: /s/ R. Bradley Goodson
                                             -----------------------------------
                                             R. Bradley Goodson,
                                             Vice President Finance,
                                             Chief Financial Officer
                                             (Principal Financial Officer)