Form 10-Q
period 2001-02-25
ALBECCA INC
filed 2001-04-11
CIK 1061777

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Quarterly Period Ended February 25, 2001.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from                               to
                                                             --------    -------

Commission File Number: 333-67975




                                  ALBECCA INC.
             (Exact name of registrant as specified in its charter)



              GEORGIA                                    39-1389732
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

                                  ALBECCA INC.

                               INDEX TO FORM 10-Q


                                                                                            Page No.
Part I - Financial Information

    Item 1.  Financial Statements

              Consolidated Balance Sheets as of August 27, 2000 (audited) and
                 February 25, 2001 (unaudited) .......................................           3

              Consolidated Statements of Operations for the three and six months ended
                 February 27, 2000 (unaudited) and February 25, 2001 (unaudited) .....           4

              Consolidated Statements of Cash Flows for the six months ended
                 February 27, 2000 (unaudited) and February 25, 2001 (unaudited) .....           5

              Notes to the Consolidated Financial Statements .........................           6

    Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ...........................................          15

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..............          17

Part II - Other Information

    Item 6.  Exhibits and Reports on Form 8-K ........................................          18

Signatures ...........................................................................          19

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                  ALBECCA INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        August 27,          February 25,
                                                                           2000                 2001
                                                                        -----------         -----------
                                     ASSETS                                                 (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                              $  23,321           $  24,555
  Accounts receivable, less allowances for doubtful accounts of
    $5,283 and $5,380 at August 27, 2000 and February 25, 2001              36,384              36,097
  Inventories                                                               48,413              49,381
  Other current assets                                                       4,754               5,301
                                                                         ---------           ---------
      Total current assets                                                 112,872             115,334
PROPERTY, PLANT AND EQUIPMENT, net                                          36,692              35,484
OTHER LONG-TERM ASSETS                                                      41,531              40,603
                                                                         ---------           ---------
                                                                         $ 191,095           $ 191,421
                                                                         =========           =========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current maturities of long-term debt                                   $   7,686           $   5,796
  Accounts payable                                                          17,247              18,443
  Accrued liabilities                                                       24,664              20,322
                                                                         ---------           ---------
      Total current liabilities                                             49,597              44,561
                                                                         ---------           ---------
LONG-TERM DEBT, less current maturities                                    162,496             154,239
                                                                         ---------           ---------
OTHER LONG-TERM LIABILITIES                                                  8,879               9,726
                                                                         ---------           ---------

SHAREHOLDERS' DEFICIT:
  Preferred stock                                                               --                  --
  Class A common stock                                                           4                   4
  Class B common stock                                                         166                 166
  Additional paid-in capital                                                 7,326               7,326
  Accumulated deficit                                                      (23,578)            (10,357)
  Accumulated other comprehensive loss                                     (13,795)            (14,244)
                                                                         ---------           ---------
      Total shareholders' deficit                                          (29,877)            (17,105)
                                                                         ---------           ---------
                                                                         $ 191,095           $ 191,421
                                                                         =========           =========


         The accompanying notes are an integral part of these consolidated balance sheets.

                                  ALBECCA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                                                       Three months ended                  Six months ended
                                                                 -----------------------------     -------------------------------
                                                                 February 27,     February 25,     February 27,       February 25,
                                                                     2000             2001              2000              2001
                                                                 ------------     ------------     ------------       ------------

Net sales                                                          $ 94,153         $ 81,561         $ 194,273         $ 164,934
Cost of sales                                                        52,389           42,444           109,688            86,918
                                                                   --------         --------         ---------         ---------
  Gross profit                                                       41,764           39,117            84,585            78,016
Operating expenses                                                   31,522           25,609            63,619            51,054
Impairment of goodwill                                                4,997               --             4,997                --
                                                                   --------         --------         ---------         ---------
  Operating income                                                    5,245           13,508            15,969            26,962
Loss on disposition of businesses                                     1,382               --             1,382                --
Interest  income                                                     (1,011)          (1,905)           (1,831)           (3,481)
Interest expense                                                      5,956            5,778            12,369            11,668
Other income                                                             --             (430)               --               (69)
                                                                   --------         --------         ---------         ---------
  (Loss) income before provision for income taxes, minority
    interest and extraordinary gain                                  (1,082)          10,065             4,049            18,844
Provision for income taxes                                              363              388             1,225             1,267
Minority interest                                                        90               23               204                54
                                                                   --------         --------         ---------         ---------
  (Loss) income before extraordinary gain                            (1,535)           9,654             2,620            17,523
Extraordinary gain on repurchase of debt, net of tax                  1,544              251             4,524               498
                                                                   --------         --------         ---------         ---------
      Net income                                                   $      9         $  9,905         $   7,144         $  18,021
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

                                  ALBECCA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                        Six months ended
                                                                 -----------------------------
                                                                  February 27,    February 25,
                                                                      2000             2001
                                                                 -------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                       $  7,144         $ 18,021
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Minority interest                                                   204               54
    Depreciation and amortization                                     3,933            2,727
    Loss on disposal of property, plant and equipment                     5              114
    Impairment of goodwill                                            4,997               --
    Loss on disposition of businesses                                 1,382               --
    Extraordinary gain on repurchase of debt                         (4,524)            (498)
    Changes in operating assets and liabilities:
      Accounts receivable                                            (5,908)            (279)
      Inventories                                                     7,910           (1,551)
      Other current assets                                              268             (523)
      Accounts payable                                                1,600            1,579
      Accrued liabilities                                             5,535           (4,282)
      Other                                                            (236)             854
                                                                   --------         --------
        Net cash provided by operating activities                    22,310           16,216
                                                                   --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                       (6,316)          (1,447)
    Proceeds from sales of property, plant and equipment              1,411              668
    Proceeds from disposition of businesses                          16,278               --
    Changes in other long-term assets                                   687              (57)
                                                                   --------         --------
        Net cash provided by (used in) investing activities          12,060             (836)
                                                                   --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving credit facilities                        14,424           11,009
    Repayments of revolving credit facilities                       (20,242)         (10,941)
    Proceeds from long-term debt                                      2,752              703
    Repayments of long-term debt                                    (35,871)         (10,323)
    Distributions to shareholders                                    (3,000)          (4,800)
                                                                   --------         --------
        Net cash used in financing activities                       (41,937)         (14,352)
                                                                   --------         --------
EFFECT OF EXCHANGE RATE ON CASH                                         337              206
                                                                   --------         --------

NET (DECREASE) INCREASE IN CASH                                      (7,230)           1,234
CASH and cash equivalents, beginning of period                       35,058           23,321
                                                                   --------         --------
CASH and cash equivalents, end of period                           $ 27,828         $ 24,555
                                                                   ========         ========

SUPPLEMENTAL INFORMATION:
    Interest paid                                                  $ 12,491         $ 11,782
                                                                   ========         ========
    Income taxes paid                                              $  1,351         $  2,258
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

Note 5.  RESTRUCTURING PLANS

         Restructuring plans address the status of the Company's ongoing restructuring activities which were initiated in prior fiscal years. As of February 25, 2001, the following restructuring plans had remaining financial and/or legal obligations:

UNITED KINGDOM - NORTHAMPTON

         As of February 25, 2001, with respect to the Company's closure of its United Kingdom - Northampton operation, none of the original 37 team members remained at the facility. The Company continues to sell existing assets and collect existing accounts receivable through its United Kingdom - Arqadia Ltd. operations. Management estimates that the restructuring plan will be completed prior to the end of fiscal 2001.

NEW ZEALAND

         As of February 25, 2001, with respect to the closure of the Company's distribution operations in New Zealand, none of the 9 original team members remained at the facility. The Company, through its Australian operations, is finalizing the legal requirements of the liquidation, and estimates the restructuring plan will be completed prior to the end of fiscal 2001.

GREECE

         As of February 25, 2001, with respect to the closure of the Company's distribution operations in Greece, none of the original 14 team members remained at the facility. The Company, through its local counsel, will continue to collect existing accounts receivable and finalize the legal liquidation of its Greek entities. The Company estimates that the restructuring plan will be completed prior to the end of fiscal 2001.

         For more descriptive information on the above mentioned restructuring plans, please see the Company's Form 10-K for the fiscal year ended August 27, 2000, as filed with the Securities and Exchange Commission.


SUMMARY OF PREVIOUSLY REPORTED RESTRUCTURING PLANS

         At February 25, 2001, as it relates to the Company's fiscal 1998, 1999 and 2000 restructuring plans, $489,000 of restructuring charges remained in accrued liabilities representing $85,000 of severance and other termination costs and $404,000 of lease termination and other exit costs. During the second quarter of fiscal 2001, $128,000 was paid relating to lease termination costs on a building not yet subleased, relating to the closure of the Company's United Kingdom - Northampton operation.

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)


         A summary of the previously reported restructuring plans and activity consist of the following estimated accrued future cash/non-cash requirements:


                                                                       Severance and
                                                    Write-down of          other              Lease
                                                     property and       termination       termination and
CLOSURE OF UNITED KINGDOM - NORTHAMPTON:              equipment           benefits        other exit costs          Total
                                                    -------------      -------------      ----------------       -----------
2000 Provision                                         $499,000          $ 298,000           $ 618,000           $ 1,415,000
     Non-cash                                           499,000                 --                  --               499,000
                                                       --------          ---------           ---------           -----------
     Cash                                                    --            298,000             618,000               916,000
Fiscal 2000 cash activity                                    --           (116,000)            (84,000)             (200,000)
                                                       --------          ---------           ---------           -----------
Balance as of August 27, 2000                                --            182,000             534,000               716,000
First quarter 2001 cash activity (unaudited)                 --           (121,000)           (126,000)             (247,000)
                                                       --------          ---------           ---------           -----------
Balance as of November 26, 2000 (unaudited)                  --             61,000             408,000               469,000
Second quarter 2001 cash activity (unaudited)                --                 --            (128,000)             (128,000)
                                                       --------          ---------           ---------           -----------
Balance as of February 25, 2001 (unaudited)            $     --          $  61,000           $ 280,000           $   341,000
                                                       ========          =========           =========           ===========



                                                                       Severance and
                                                    Write-down of          other
                                                     property and       termination         Other exit
CLOSURE OF OPERATIONS IN NEW ZEALAND:                 equipment           benefits             costs                Total
                                                    -------------      -------------        ----------           -----------

1999 Provision                                         $ 75,000          $  48,000           $ 102,000           $   225,000
     Non-cash                                            75,000                 --                  --                75,000
                                                       --------          ---------           ---------           -----------
     Cash                                                    --             48,000             102,000               150,000
Fiscal 1999 cash activity                                    --            (30,000)            (75,000)             (105,000)
                                                       --------          ---------           ---------           -----------
Balance as of August 29, 1999                                --             18,000              27,000                45,000
Fiscal 2000 cash activity                                    --             (3,000)             (3,000)               (6,000)
                                                       --------          ---------           ---------           -----------
Balance as of August 27, 2000                                --             15,000              24,000                39,000
First quarter 2001 cash activity (unaudited)                 --                 --                  --                    --
                                                       --------          ---------           ---------           -----------
Balance as of November 26, 2000 (unaudited)                  --             15,000              24,000                39,000
Second quarter 2001 cash activity (unaudited)                --                 --                  --                    --
                                                       --------          ---------           ---------           -----------
Balance as of February 25, 2001 (unaudited)            $     --          $  15,000           $  24,000           $    39,000
                                                       ========          =========           =========           ===========


                                                                       Severance and
                                                                           other
                                                    Write-off of        termination         Other exit
CLOSURE OF OPERATIONS IN GREECE:                      goodwill            benefits             costs                Total
                                                    -------------      -------------        ----------           -----------

1998 Provision                                         $333,000          $  79,000           $ 104,000           $   516,000
     Non-cash                                           333,000                 --                  --               333,000
                                                       --------          ---------           ---------           -----------
     Cash                                                    --             79,000             104,000               183,000
Fiscal 1998 cash activity                                    --                 --                  --                    --
                                                       --------          ---------           ---------           -----------
Balance as of August 30, 1998                                --             79,000             104,000               183,000
1999 provision                                               --                 --             129,000               129,000
Fiscal 1999 cash activity                                    --            (70,000)           (129,000)             (199,000)
                                                       --------          ---------           ---------           -----------
Balance as of August 29, 1999                                --              9,000             104,000               113,000
Fiscal 2000 cash activity                                    --                 --              (4,000)               (4,000)
                                                       --------          ---------           ---------           -----------
Balance as of August 27, 2000                                --              9,000             100,000               109,000
First quarter 2001 cash activity (unaudited)                 --                 --                  --                    --
                                                       --------          ---------           ---------           -----------
Balance as of November 26, 2000 (unaudited)                  --              9,000             100,000               109,000
Second quarter 2001 cash activity (unaudited)                --                 --                  --                    --
                                                       --------          ---------           ---------           -----------
Balance as of February 25, 2001 (unaudited)            $     --          $   9,000           $ 100,000           $   109,000
                                                       ========          =========           =========           ===========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

Note 6.  OTHER INCOME

         Other income primarily represents realized and unrealized foreign currency exchange gains and losses on intercompany account balances and certain other foreign-denominated assets, as well as gains and losses on derivative instruments as discussed in Note 10.

Note 7.  EXTRAORDINARY GAIN

         In September and December 2000 and February 2001, the Company repurchased a portion of its senior subordinated notes with a face value of $8,000,000. The debt repurchases resulted in extraordinary gains of $498,000, net of state income taxes of $12,000. In September and November 1999 and February 2000, the Company repurchased a portion of its senior subordinated notes with a face value of $23,820,000. The debt repurchases resulted in extraordinary gains of $4,524,000, net of state income taxes of $189,000.

Note 8.  INVENTORIES

         Inventories consist of the following (in thousands):


                                 August 27,      February 25,
                                    2000             2001
                                 ----------      ------------
         Raw materials            $ 6,290          $ 6,425
         Work in process            2,127            2,495
         Finished goods            39,996           40,461
                                  -------          -------
                                  $48,413          $49,381
                                  =======          =======



Note 9.  COMPREHENSIVE INCOME

         Comprehensive income for the Company is as follows (in thousands):


                                                               Three months ended                   Six months ended
                                                         -----------------------------      ------------------------------
                                                         February 27,     February 25,      February 27,      February 25,
                                                            2000              2001             2000               2001
                                                         ------------     ------------      ------------      ------------
         Net income, as reported                           $     9           $ 9,905          $ 7,144           $ 18,021
         Foreign currency translation adjustments           (1,123)            2,459           (1,418)              (449)
                                                           -------           -------          -------           --------
         Total comprehensive (loss) income                 $(1,114)          $12,364          $ 5,726           $ 17,572
                                                           =======           =======          =======           ========

         Accumulated other comprehensive loss represents foreign currency translation adjustments of $13,795,000 and $14,244,000 at August 27, 2000 and February 25, 2001, respectively.

Note 10. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

         Effective August 28, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 137, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement became effective for all fiscal years beginning after June 15, 2000.

         The statement requires the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in comprehensive income (equity) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. In transition, the statement required all hedging relationships to be evaluated and designated anew, resulting in cumulative transition adjustments to earnings and other comprehensive income (equity). In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative adjustment, net of tax, of $188,000 to recognize the fair value of the derivatives during the first quarter of fiscal 2001, to other income on the Company's Consolidated Statement of Operations.

         The Company has historically entered into forward exchange contracts to reduce the foreign currency exchange risks associated with its committed and anticipated foreign currency denominated purchases. Its U.S. operations purchase primarily the Italian Lira, Spanish Peseta, and French Franc, and its United Kingdom subsidiary primarily enters into U.S. dollar forward exchange contracts.

         The carrying amount of derivatives at fair value as of February 25, 2001 was $130,000. During the three months ended February 25, 2001, a loss of $133,000 was recorded, net of tax, representing the change in fair value of the derivatives. As of February 25, 2001 the maximum period of time the Company was hedging its exposure to the variability in future cash flows for forecasted transactions was approximately six months.

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

Note 11. COMMITMENTS AND CONTINGENCIES

LITIGATION

         The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 12. SUBSEQUENT EVENTS

REPURCHASE OF SENIOR SUBORDINATED NOTES

         Subsequent to the end of the second quarter of fiscal 2001, the Company repurchased $2,000,000 of its senior subordinated notes. The Company estimates that an extraordinary loss of approximately $35,000 will be recorded.

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

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)


                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (in thousands)


                                                                               February 25, 2001 (Unaudited)
                                                    ------------------------------------------------------------------------------
                                                                                                     Consolidated
                                                                    Subsidiary       Subsidiary       Elimination     Consolidated
                                                    Albecca Inc.    Guarantors      Nonguarantors        Entries          Total
                                                    ------------    ----------      -------------    -------------    ------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $ 15,720        $  1,193        $   7,642         $      --       $  24,555
  Accounts receivable, net                                  --          20,137           15,960                --          36,097
  Intercompany accounts receivable                          --          93,331              516           (93,847)             --
  Inventories                                               --          25,887           23,494                --          49,381
  Other current assets                                     183           1,348            3,770                --           5,301
                                                      --------        --------        ---------         ---------       ---------
    Total current assets                                15,903         141,896           51,382           (93,847)        115,334
PROPERTY, PLANT AND  EQUIPMENT, net                         --          10,335           25,149                --          35,484
OTHER LONG-TERM ASSETS                                   4,506          13,712           22,385                --          40,603
INVESTMENT IN SUBSIDIARIES                             130,515              --            7,885          (138,400)             --
INTERCOMPANY LOANS RECEIVABLE                           91,274              --              176           (91,450)             --
                                                      --------        --------        ---------         ---------       ---------
                                                      $242,198        $165,943        $ 106,977         $(323,697)      $ 191,421
                                                      ========        ========        =========         =========       =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current maturities of long-term debt                $     --        $    721        $   5,075         $      --       $   5,796
  Accounts payable                                          --           9,445            8,998                --          18,443
  Intercompany accounts payable                         88,033             578            5,236           (93,847)             --
  Accrued liabilities                                      645           9,416           10,261                --          20,322
                                                      --------        --------        ---------         ---------       ---------
    Total current liabilities                           88,678          20,160           29,570           (93,847)         44,561
                                                      --------        --------        ---------         ---------       ---------
LONG-TERM DEBT, less current maturities                140,930           6,601            6,708                --         154,239
                                                      --------        --------        ---------         ---------       ---------
INTERCOMPANY LOANS PAYABLE                                  --             176           91,274           (91,450)             --
                                                      --------        --------        ---------         ---------       ---------
OTHER LONG-TERM LIABILITIES                                931           5,634            3,161                --           9,726
                                                      --------        --------        ---------         ---------       ---------
SHAREHOLDERS'  EQUITY (DEFICIT):
  Preferred stock                                           --              --               --                --              --
  Class A common stock                                       4              --               --                --               4
  Class B common stock                                     166              --               --                --             166
  Additional paid-in capital                             7,326          41,826            7,926           (49,752)          7,326
  Accumulated earnings (deficit)                         4,163          91,183          (17,055)          (88,648)        (10,357)
  Accumulated other comprehensive gain (loss)               --             363          (14,607)               --         (14,244)
                                                      --------        --------        ---------         ---------       ---------
    Total shareholders' equity (deficit)                11,659         133,372          (23,736)         (138,400)        (17,105)
                                                      --------        --------        ---------         ---------       ---------
                                                      $242,198        $165,943        $ 106,977         $(323,697)      $ 191,421
                                                      ========        ========        =========         =========       =========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)


                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (in thousands)


                                                                                    August 27, 2000
                                                   ------------------------------------------------------------------------------
                                                                                                    Consolidated
                                                                    Subsidiary      Subsidiary       Elimination     Consolidated
                                                   Albecca Inc.     Guarantors     Nonguarantors        Entries          Total
                                                   ------------     ----------     -------------    -------------    ------------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $  13,745        $  1,855       $   7,721        $      --        $  23,321
  Accounts receivable, net                                  --          20,291          16,093               --           36,384
  Intercompany accounts receivable                          --          73,310           1,336          (74,646)              --
  Inventories                                               --          23,617          24,796               --           48,413
  Other current assets                                     180             987           3,587               --            4,754
                                                     ---------        --------       ---------        ---------        ---------
      Total current assets                              13,925         120,060          53,533          (74,646)         112,872
PROPERTY, PLANT AND EQUIPMENT, net                          --          11,095          25,597               --           36,692
OTHER LONG-TERM ASSETS                                   4,894          13,745          22,892               --           41,531
INVESTMENT IN SUBSIDIARIES                             105,452              --           7,884         (113,336)              --
INTERCOMPANY LOANS RECEIVABLE                           91,985              --             532          (92,517)              --
                                                     ---------        --------       ---------        ---------        ---------
                                                     $ 216,256        $144,900       $ 110,438        $(280,499)       $ 191,095
                                                     =========        ========       =========        =========        =========

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt               $      --        $    563       $   7,123        $      --        $   7,686
  Accounts payable                                          --           9,484           7,763               --           17,247
  Intercompany accounts payable                         67,854             114           6,678          (74,646)              --
  Accrued liabilities                                      814          11,856          11,994               --           24,664
                                                     ---------        --------       ---------        ---------        ---------
      Total current liabilities                         68,668          22,017          33,558          (74,646)          49,597
                                                     ---------        --------       ---------        ---------        ---------
LONG-TERM DEBT, less current maturities                148,930           6,085           7,481               --          162,496
                                                     ---------        --------       ---------        ---------        ---------
INTERCOMPANY LOANS PAYABLE                                  --             388          92,129          (92,517)              --
                                                     ---------        --------       ---------        ---------        ---------
OTHER LONG-TERM LIABILITIES                                220           5,961           2,698               --            8,879
                                                     ---------        --------       ---------        ---------        ---------
SHAREHOLDERS' (DEFICIT) EQUITY:
  Preferred stock                                           --              --              --               --               --
  Class A common stock                                       4              --              --               --                4
  Class B common stock                                     166              --              --               --              166
  Additional paid-in capital                             7,326          41,825           7,926          (49,751)           7,326
  Accumulated (deficit) earnings                        (9,058)         68,199         (19,134)         (63,585)         (23,578)
  Accumulated other comprehensive gain (loss)               --             425         (14,220)              --          (13,795)
                                                     ---------        --------       ---------        ---------        ---------
      Total shareholders' (deficit) equity              (1,562)        110,449         (25,428)        (113,336)         (29,877)
                                                     ---------        --------       ---------        ---------        ---------
                                                     $ 216,256        $144,900       $ 110,438        $(280,499)       $ 191,095
                                                     =========        ========       =========        =========        =========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)


                                                                                Three months ended
                                                                           February 25, 2001 (Unaudited)
                                                     --------------------------------------------------------------------------
                                                                                                   Consolidated
                                                                      Subsidiary    Subsidiary      Elimination    Consolidated
                                                     Albecca Inc.     Guarantors   Nonguarantors      Entries          Total
                                                     ------------     ----------   -------------   ------------    ------------

Net sales                                              $     --        $55,672       $ 28,552        $ (2,663)       $ 81,561
Cost of sales                                                --         27,386         17,721          (2,663)         42,444
                                                       --------        -------       --------        --------        --------
  Gross profit                                               --         28,286         10,831              --          39,117
Operating expenses                                          172         15,923          9,514              --          25,609
                                                       --------        -------       --------        --------        --------
  Operating (loss) income                                  (172)        12,363          1,317              --          13,508
Interest income                                          (1,905)            --             --              --          (1,905)
Interest expense                                          5,372            182            224              --           5,778
Other income                                                 --             --           (430)             --            (430)
                                                       --------        -------       --------        --------        --------
  (Loss) income before provision for income taxes,
    minority interest, and extraordinary gain            (3,639)        12,181          1,523              --          10,065
Provision for income taxes                                   --            125            263              --             388
Minority interest                                            --             --             23              --              23
                                                       --------        -------       --------        --------        --------
  (Loss) income before extraordinary gain                (3,639)        12,056          1,237              --           9,654
Extraordinary gain on repurchase of debt, net of tax        251             --             --              --             251
Equity in earnings of subsidiaries                       13,293             --             --         (13,293)             --
                                                       --------        -------       --------        --------        --------
      Net income (loss)                                $  9,905        $12,056       $  1,237        $(13,293)       $  9,905
                                                       ========        =======       ========        ========        ========



                                                                                Three months ended
                                                                           February 27, 2000 (Unaudited)
                                                     --------------------------------------------------------------------------
                                                                                                   Consolidated
                                                                      Subsidiary    Subsidiary      Elimination    Consolidated
                                                     Albecca Inc.     Guarantors   Nonguarantors      Entries          Total
                                                     ------------     ----------   -------------   ------------    ------------

Net sales                                              $     --        $56,243       $ 39,767        $ (1,857)       $ 94,153
Cost of sales                                                --         30,067         24,179          (1,857)         52,389
                                                       --------        -------       --------        --------        --------
  Gross profit                                               --         26,176         15,588              --          41,764
Operating expenses                                           13         17,075         14,434              --          31,522
Impairment of goodwill                                       --          4,997             --              --           4,997
                                                       --------        -------       --------        --------        --------
  Operating (loss) income                                   (13)         4,104          1,154              --           5,245
Loss on disposition of businesses                            --             --          1,382              --           1,382
Interest income                                          (1,011)            --             --              --          (1,011)
Interest expense                                          5,315             58            583              --           5,956
                                                       --------        -------       --------        --------        --------
  (Loss) income before provision for income taxes,
    minority interest and extraordinary gain             (4,317)         4,046           (811)             --          (1,082)
Provision for income taxes                                   --            120            243              --             363
Minority interest                                            --             --             90              --              90
                                                       --------        -------       --------        --------        --------
  (Loss) income before extraordinary gain                (4,317)         3,926         (1,144)             --          (1,535)
Extraordinary gain on retirement of debt, net of tax      1,544             --             --              --           1,544
Equity in earnings of subsidiaries                        2,782             --             --          (2,782)             --
                                                       --------        -------       --------        --------        --------
      Net income (loss)                                $      9        $ 3,926       $ (1,144)       $ (2,782)       $      9
                                                       ========        =======       ========        ========        ========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)


                                                                                     Six months ended
                                                                              February 25, 2001 (Unaudited)
                                                        ---------------------------------------------------------------------------
                                                                                                       Consolidated
                                                                         Subsidiary    Subsidiary       Elimination    Consolidated
                                                        Albecca Inc.     Guarantors   Nonguarantors       Entries          Total
                                                        ------------     ----------   -------------    ------------    ------------

Net sales                                                  $     --       $112,806       $ 57,028        $ (4,900)       $164,934
Cost of sales                                                    --         57,084         34,734          (4,900)         86,918
                                                           --------        -------       --------        --------        --------
  Gross profit                                                   --         55,722         22,294              --          78,016
Operating expenses                                              190         32,062         18,802              --          51,054
                                                           --------        -------       --------        --------        --------
  Operating (loss) income                                      (190)        23,660          3,492              --          26,962
Interest income                                              (3,481)            --             --              --          (3,481)
Interest expense                                             10,831            416            421              --          11,668
Other income                                                     --             --            (69)             --             (69)
                                                           --------        -------       --------        --------        --------
  (Loss) income before provision for income taxes,
    minority interest and extraordinary gain                 (7,540)        23,244          3,140              --          18,844
Provision for income taxes                                       --            260          1,007              --           1,267
Minority interest                                                --             --             54              --              54
                                                           --------        -------       --------        --------        --------
  (Loss) income before extraordinary gain                    (7,540)        22,984          2,079              --          17,523
Extraordinary gain on repurchase of debt, net of tax            498             --             --              --             498
Equity in earnings of subsidiaries                           25,063             --             --         (25,063)             --
                                                           --------        -------       --------        --------        --------
      Net income (loss)                                    $ 18,021        $22,984       $  2,079        $(25,063)       $ 18,021
                                                           ========        =======       ========        ========        ========


                                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                     $ 14,088        $(1,000)      $  3,128        $     --        $ 16,216
                                                           --------        -------       --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                     --           (388)        (1,059)             --          (1,447)
  Proceeds from sales of property, plant
    and equipment                                                --            432            236              --             668
  Changes in other long-term assets                             190           (372)           125              --             (57)
                                                           --------        -------       --------        --------        --------
  Net cash provided by (used in) investing activities           190           (328)          (698)             --            (836)
                                                           --------        -------       --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facilities                      --            102         10,907              --          11,009
  Repayments of revolving credit facilities                      --             (2)       (10,939)             --         (10,941)
  Proceeds from long-term debt                                   --            600            103              --             703
  Repayments of long-term debt                               (7,503)           (23)        (2,797)             --         (10,323)
  Distributions to shareholders                              (4,800)            --             --              --          (4,800)
                                                           --------        -------       --------        --------        --------
  Net cash (used in) provided by financing activities       (12,303)           677         (2,726)             --         (14,352)
                                                           --------        -------       --------        --------        --------
EFFECT OF EXCHANGE RATE ON CASH                                  --            (11)           217              --             206
                                                           --------        -------       --------        --------        --------
NET INCREASE (DECREASE) IN CASH                               1,975           (662)           (79)             --           1,234
Cash and cash equivalents, beginning of period               13,745          1,855          7,721              --          23,321
                                                           --------        -------       --------        --------        --------
Cash and cash equivalents, end of period                   $ 15,720        $ 1,193       $  7,642        $     --        $ 24,555
                                                           ========        =======       ========        ========        ========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)


                                                                                      Six months ended
                                                                               February 27, 2000 (Unaudited)
                                                        --------------------------------------------------------------------------
                                                                                                      Consolidated
                                                                         Subsidiary    Subsidiary     Elimination     Consolidated
                                                         Albecca Inc.    Guarantors   Nonguarantors      Entries          Total
                                                         ------------    ----------   -------------   ------------    ------------

Net sales                                                  $     --       $111,832       $ 86,609        $ (4,168)       $194,273
Cost of sales                                                    --         60,907         52,949          (4,168)        109,688
                                                           --------       --------       --------        --------        --------
  Gross profit                                                   --         50,925         33,660              --          84,585
Operating expenses                                               97         33,898         29,624              --          63,619
Impairment of goodwill                                           --          4,997             --              --           4,997
                                                           --------       --------       --------        --------        --------
  Operating (loss) income                                       (97)        12,030          4,036              --          15,969
Loss on disposition of businesses                                --             --          1,382              --           1,382
Interest income                                              (1,831)            --             --              --          (1,831)
Interest expense                                             10,840            159          1,370              --          12,369
                                                           --------       --------       --------        --------        --------
 (Loss) income before provision for income taxes,
minority interest and extraordinary gain                     (9,106)        11,871          1,284              --           4,049
Provision for income taxes                                       --            240            985              --           1,225
Minority interest                                                --             --            204              --             204
                                                           --------       --------       --------        --------        --------
  (Loss) income before extraordinary gain                    (9,106)        11,631             95              --           2,620
Extraordinary gain on repurchase of debt, net of tax          4,524             --             --              --           4,524
Equity in earnings of subsidiaries                           11,726             --             --         (11,726)             --
                                                           --------       --------       --------        --------        --------
  Net income (loss)                                        $  7,144       $ 11,631       $     95        $(11,726)       $  7,144
                                                           ========       ========       ========        ========        ========

                                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                               $ 14,194       $  3,009       $  5,107        $     --        $ 22,310
                                                           --------       --------       --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                     --         (3,537)        (2,779)             --          (6,316)
  Proceeds from sales of property, plant
    and equipment                                                --             61          1,350              --           1,411
  Proceeds from disposition of businesses                        --             --         16,278              --          16,278
  Changes in other long-term assets                             722           (196)           161              --             687
                                                           --------       --------       --------        --------        --------
  Net cash provided by (used in) investing activities           722         (3,672)        15,010              --          12,060
                                                           --------       --------       --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facilities                      --             --         14,424              --          14,424
  Repayments of revolving credit facilities                      --             --        (20,242)             --         (20,242)
  Proceeds from long-term debt                                   --             --          2,752              --           2,752
  Repayments of long-term debt                              (19,297)        (1,518)       (15,056)             --         (35,871)
  Distributions to shareholders                              (3,000)           325           (325)             --          (3,000)
                                                           --------       --------       --------        --------        --------
  Net cash used in financing activities                     (22,297)        (1,193)       (18,447)             --         (41,937)
                                                           --------       --------       --------        --------        --------
EFFECT OF EXCHANGE RATE ON CASH                                  --            248             89              --             337
                                                           --------       --------       --------        --------        --------
NET (DECREASE) INCREASE IN CASH                              (7,381)        (1,608)         1,759              --          (7,230)
Cash and cash equivalents, beginning of period               27,424          1,747          5,887              --          35,058
                                                           --------       --------       --------        --------        --------
Cash and cash equivalents, end of period                   $ 20,043       $    139       $  7,646        $     --        $ 27,828
                                                           ========       ========       ========        ========        ========

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

         The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:


                                                                       Three months ended           Six months ended
                                                                 ----------------------------  ---------------------------
                                                                 February 27,    February 25,  February 27,   February 25,
                                                                     2000           2001           2000           2001
                                                                 ------------   -------------  ------------   ------------

Net sales                                                            100.0%         100.0%         100.0%         100.0%
Cost of sales                                                         55.6           52.0           56.5           52.7
                                                                    ------         ------         ------         ------
  Gross profit                                                        44.4           48.0           43.5           47.3
Operating expenses                                                    33.5           31.4           32.7           30.9
Impairment of goodwill                                                 5.3             --            2.6             --
                                                                    ------         ------         ------         ------
  Operating income                                                     5.6           16.6            8.2           16.4
Loss on disposition of businesses                                      1.5             --            0.6             --
Interest income                                                       (1.1)          (2.3)          (0.9)          (2.1)
Interest expense                                                       6.3            7.1            6.4            7.1
Other income                                                            --           (0.5)            --             --
                                                                    ------         ------         ------         ------
  (Loss) income before provision for income taxes, minority
    interest and extraordinary gain                                   (1.1)          12.3            2.1           11.4
Provision for income taxes                                             0.4            0.5            0.6            0.8
Minority interest                                                      0.1             --            0.1             --
                                                                    ------         ------         ------         ------
  (Loss) income before extraordinary gain                             (1.6)          11.8            1.4           10.6
Extraordinary gain on repurchase of debt, net of tax                   1.6            0.3            2.3            0.3
                                                                    ------         ------         ------         ------
      Net income                                                       0.0%          12.1%           3.7%          10.9%
                                                                    ======         ======         ======         ======

NET SALES

         For the second quarter ended February 25, 2001, net sales were $81.6 million compared to $94.2 million for the second quarter ended February 27, 2000. For the six months ended February 25, 2001, net sales were $164.9 million compared to $194.3 million for the six months ended February 27, 2000. The decrease in net sales for the three and six months ended February 25, 2001 was primarily the result of the sale of two international operations completed during the second and fourth quarters of fiscal 2000, the closure of an international operation completed during the third quarter of fiscal 2000, the impact of unfavorable changes in foreign exchange rates, as well as a general softening in the global economy. Currency fluctuations decreased net sales by $4.0 million and $3.2 million for the first and second quarters of fiscal 2001, respectively, primarily due to continued strengthening of the U.S. dollar against major European currencies. U.S. net sales decreased .7% and increased 1.3%, respectively, for the three and six months ended February 25, 2001 from the comparable periods in fiscal 2000, primarily the result of an increase in sales of branded moulding, partially offset by a continued loss of sales from prior acquisitions. Management believes sales were also affected by a decline in overall consumer purchases during the last three months. International net sales decreased 31.1% and 36.0% for the three and six months ended
February 25, 2001 from the comparable periods in fiscal 2000, primarily due to the sale of the Mersch operations completed during the second quarter of fiscal 2000, the sale of the Brio operation completed during the fourth quarter of fiscal 2000, the closure of the United Kingdom - Northampton operation completed during the third quarter of fiscal 2000, a decrease in sales in The Netherlands, Korea and Sweden, and the negative impact of the continued strengthening of the U.S. dollar.

COST OF SALES

         Cost of sales was $42.4 million and $86.9 million for the three and six months ended February 25, 2001 compared to $52.4 million and $109.7 million for the three and six months ended February 27, 2000. In the U.S., gross profit increased to 51.0% and 49.6% for the three and six months ended February 25, 2001 compared to 46.6% and 45.6% for the comparable periods in fiscal 2000. The increase for the quarter was primarily the result of continued growth in sales of branded products and favorable currency exchange rate movements in certain supplier markets. For the three and six months ended February 25, 2001, International gross profit margin increased to 41.7% and 42.6% compared to 41.2% and 41.0% for the comparable periods in fiscal 2000. This increase was primarily the result of the decrease in net sales of lower margin products associated with the Mersch and Brio operations sold in the second and fourth quarters of fiscal 2000 and a focus on sales of branded products.

OPERATING EXPENSES

         Operating expenses were $25.6 million and $51.1 million for the three and six months ended February 25, 2001 compared to $31.5 million and $63.6 million for the three and six months ended February 27, 2000. In the U.S., operating expenses as a percentage of net sales decreased to 28.6% and 28.4% for the three and six months ended February 25, 2001 compared to 29.4% and 29.5% for the comparable periods in fiscal 2000. The decrease is primarily the result of the continued integration of prior acquisitions and a focused internal effort to control costs. For the three and six months ended February 25, 2001, International operating expenses as a percentage of net sales decreased to 37.0% and 36.2% compared to 39.2% and 36.8% for the comparable periods in fiscal 2000. The decrease in operating expenses as a percentage of net sales is primarily attributable to ongoing cost reduction activities and stabilization of sales revenues, partially offset by increased costs experienced in certain of the Company's operations.

INTEREST INCOME

         Interest income was $1.9 million and $3.5 million for the three and six months ended February 25, 2001 compared to $1.0 million and $1.8 million for the three and six months ended February 27, 2000. The increase resulted primarily from the interest income associated with the Company's continued acquisition of its senior subordinated notes.

INTEREST EXPENSE

         Interest expense was $5.8 million and $11.7 million for the three and six months ended February 25, 2001 compared to $6.0 million and $12.4 million for the three and six months ended February 27, 2000. The decrease in interest expense is primarily due to the reduction of debt associated with the sale of the Mersch and Brio businesses as well as the company's continued focus to reduce its total debt.

OTHER INCOME

         Other income primarily represents realized and unrealized foreign currency exchange gains and losses on intercompany account balances and certain other foreign-denominated assets, as well as gains and losses on derivative instruments as discussed in Note 10 of the Notes to Consolidated Financial Statements.

EXTRAORDINARY GAIN ON REPURCHASE OF DEBT

         Consistent with its stated objective of using a portion of its cash to lower its debt, including its senior subordinated notes, the Company repurchased a portion of its senior subordinated notes with a face value of $4.0 million during each of the first two quarters of fiscal 2001, for a total repurchase of $8.0 million. The debt repurchases resulted in extraordinary gains totaling $.5 million, net of state income taxes of $.12 million.

NET INCOME

         For the reasons set forth above, net income was $9.9 million and $18.0 million for the three and six months ended February 25, 2001 compared to $.1 million and $7.1 million for the three and six months ended February 27, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds have been, and are expected to continue to be, cash flow from operations and its on-hand cash and cash equivalents. The Company's principal need for funds historically has been to finance its working capital (principally inventory and accounts receivable), capital expenditures, acquisitions and distributions to the Company's shareholders to pay income taxes as a result of its status as an S corporation. As of February 25, 2001, the Company had cash and cash equivalents of $24.6 million compared to $23.3 million as of August 27, 2000.

         Net cash provided by operating activities was $16.2 million for the six months ended February 25, 2001 compared to $22.3 million for the six months ended February 27, 2000. Net income for the first six months of fiscal 2001 was significantly higher than in the same period in the preceding year ($18.0 million vs. $7.1 million). However, the first and second quarters of fiscal 2000 included a number of significant items positively impacting cash flow that did not recur in the first six months of fiscal 2001. This included a reduction of inventory both as a result of the disposition of the Mersch businesses as well as continued sell-down of acquisition inventories and an increase in accrued liabilities. These items were partially offset by an increase in accounts receivable. Items negatively impacting cash flow during the first six months of fiscal 2001 included an increase in inventories and a reduction in accrued liabilities, partially offset by the positive cash flow effect of an increase in accounts payable. Net cash used in investing activities was $.8 million for the six months ended February 25, 2001 compared to net cash provided by investing activities of $12.1 million for the six months ended February 27, 2000, primarily due to the proceeds from the disposition of the Mersch entities received during the second quarter of fiscal 2000, partially offset by a decrease in capital expenditures in the current year as a result of the completion of the Company's new manufacturing plant in Ashland, Wisconsin during fiscal 2000. Net cash used in financing activities decreased to $14.4 million for the six months ended February 25, 2001 compared to $41.9 million for the six months ended February 27, 2000, primarily due to the reduction of debt associated with the disposition of the Mersch and Brio businesses during fiscal 2000 and a decrease in the amount of its senior subordinated debt repurchased by the Company. The Company repurchased senior subordinated debt with a face value of $8.0 million for the six months ended February 25, 2001 compared to $23.8 million during the prior comparable period.

         As of February 25, 2001, the Company had outstanding indebtedness of approximately $160.0 million, consisting of $140.9 million in principal amount of the August 1998 senior subordinated debt and $19.1 million of other indebtedness. At August 27, 2000, the Company had outstanding indebtedness of approximately $170.2 million, consisting of $148.9 million in principal amount of the notes and $21.3 million of other indebtedness.

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

EUROPEAN UNION CURRENCY CONVERSION

         On January 1, 1999, eleven member nations of the European Economic and Monetary Union began using a common currency, the Euro. For a three-year transition period ending June 30, 2002, both the Euro and each of the currencies for such member countries will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for those countries. The adoption of the Euro will affect many financial systems and business applications as the commerce of those countries may be transacted both in the Euro and the existing national currency during the transition period. Historically, significant portions of the Company's revenue have been generated in Europe. Of the eleven countries currently using the Euro, the Company has subsidiary operations in Austria, Finland, France, Germany, Italy, and the Netherlands. The Company has assessed the potential impact of the Euro conversion in a number of areas, particularly on pricing and other marketing strategies. Although the Company does not currently expect that the conversion, either during or after the transition period, will have an adverse effect on its operations or financial condition, there can be no assurance that it will not have some unexpected adverse impact.

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


                                         ALBECCA INC.
                                          (registrant)


Date:  April 11, 2001                 By: /s/ Craig A. Ponzio
       --------------                 -----------------------------------------
                                      Craig A. Ponzio, Chairman of the Board,
                                      President, Chief  Executive Officer
                                      (Principal Executive Officer)

Date:  April 11, 2001                 By: /s/ R. Bradley Goodson
       --------------                 -----------------------------------------
                                      R. Bradley Goodson,
                                      Vice President Finance,
                                      Chief Financial Officer
                                      (Principal Financial Officer)