Form 10-Q
period 2001-05-27
ALBECCA INC
filed 2001-07-11
CIK 1061777

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Quarterly Period Ended May 27, 2001.

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

                                  ALBECCA INC.

                               INDEX TO FORM 10-Q

                                                                                               Page No.

Part I - Financial Information

     Item 1. Financial Statements

              Consolidated Balance Sheets as of August 27, 2000 (audited) and
                 May 27, 2001 (unaudited) ...................................................      3

              Consolidated Statements of Operations for the three and nine months ended
                 May 28, 2000 (unaudited) and May 27, 2001 (unaudited) ......................      4

              Consolidated Statements of Cash Flows for the nine months ended
                 May 28, 2000 (unaudited) and May 27, 2001 (unaudited) ......................      5

              Notes to the Consolidated Financial Statements ................................      6

     Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ..................................................     15

     Item 3. Quantitative and Qualitative Disclosures About Market Risk .....................     17

Part II - Other Information

     Item 6. Exhibits and Reports on Form 8-K ...............................................     18

Signatures ..................................................................................     19

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  ALBECCA INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                         August 27,         May 27,
                                                                            2000              2001
                                                                         ----------        ----------
                                                                                           (unaudited)

                                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $   23,321        $   23,426
  Accounts receivable, less allowances for doubtful accounts of
   $5,283 and $5,245 at August 27, 2000 and May 27, 2001                     36,384            33,996
  Inventories                                                                48,413            49,152
  Other current assets                                                        4,754             6,549
                                                                         ----------        ----------
          Total current assets                                              112,872           113,123
PROPERTY, PLANT AND EQUIPMENT, net                                           36,692            33,852
OTHER LONG-TERM ASSETS                                                       41,531            39,235
                                                                         ----------        ----------
                                                                         $  191,095        $  186,210
                                                                         ==========        ==========

                               LIABILITIES AND SHAREHOLDER'S DEFICIT

CURRENT LIABILITIES:
  Current maturities of long-term debt                                   $    7,686        $    6,170
  Accounts payable                                                           17,247            16,395
  Accrued liabilities                                                        24,664            24,606
                                                                         ----------        ----------
          Total current liabilities                                          49,597            47,171
                                                                         ----------        ----------
LONG-TERM DEBT, less current maturities                                     162,496           146,383
                                                                         ----------        ----------
OTHER LONG-TERM LIABILITIES                                                   8,879             9,536
                                                                         ----------        ----------

SHAREHOLDER'S DEFICIT:
  Preferred stock                                                                --                --
  Class A common stock                                                            4                 4
  Class B common stock                                                          166               166
  Additional paid-in capital                                                  7,326             7,326
  Accumulated deficit                                                       (23,578)           (8,048)
  Accumulated other comprehensive loss                                      (13,795)          (16,328)
                                                                         ----------        ----------
          Total shareholder's deficit                                       (29,877)          (16,880)
                                                                         ----------        ----------
                                                                         $  191,095        $  186,210
                                                                         ==========        ==========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                  ALBECCA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                                      Three months ended               Nine months ended
                                                                   ------------------------        --------------------------
                                                                    May 28,         May 27,         May 28,          May 27,
                                                                     2000            2001            2000             2001
                                                                   --------        --------        ---------        ---------

Net sales                                                          $ 87,883        $ 75,396        $ 282,156        $ 240,330
Cost of sales                                                        47,647          39,836          157,335          126,754
                                                                   --------        --------        ---------        ---------
 Gross profit                                                        40,236          35,560          124,821          113,576
Operating expenses                                                   24,645          23,230           88,264           74,284
Restructuring charges                                                   855              --              855               --
Impairment of goodwill                                                   --              --            4,997               --
                                                                   --------        --------        ---------        ---------
 Operating income                                                    14,736          12,330           30,705           39,292
Loss on disposition of businesses                                       472              --            1,854               --
Interest income                                                      (1,263)         (1,954)          (3,094)          (5,435)
Interest expense                                                      6,033           6,056           18,402           17,724
Other loss                                                               --             422               --              353
                                                                   --------        --------        ---------        ---------
 Income before provision for income taxes,
   minority interest and extraordinary (loss) gain                    9,494           7,806           13,543           26,650
Provision for income taxes                                              358             505            1,583            1,772
Minority interest                                                        58              35              262               89
                                                                   --------        --------        ---------        ---------
 Income before extraordinary (loss) gain                              9,078           7,266           11,698           24,789
Extraordinary (loss) gain on repurchase of debt, net of tax              --            (157)           4,524              341
                                                                   --------        --------        ---------        ---------
      Net income                                                   $  9,078        $  7,109        $  16,222        $  25,130
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

                                  ALBECCA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                       Nine months ended
                                                                  ----------------------------

                                                                  May 28, 2000    May 27, 2001
                                                                  ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                         $ 16,222        $ 25,130
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interest                                                      262              89
  Depreciation and amortization                                        6,384           3,847
  Gain on disposal of property, plant and equipment                      (78)           (191)
  Impairment of goodwill                                               4,997              --
  Loss on disposition of businesses                                    1,854              --
  Extraordinary gain on repurchase of debt                            (4,524)           (341)
  Changes in operating assets and liabilities:
   Accounts receivable                                                (3,686)          1,412
   Inventories                                                         9,760          (2,189)
   Other current assets                                                 (905)         (1,886)
   Accounts payable                                                     (885)           (397)
   Accrued liabilities                                                 5,430            (249)
   Other                                                               1,167           1,260
                                                                    --------        --------
    Net cash provided by operating activities                         35,998          26,485
                                                                    --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                          (7,760)         (2,065)
  Acquisitions of businesses, net                                     (2,449)             --
  Proceeds from sales of property, plant and equipment                 1,452           1,355
  Proceeds from disposition of businesses                             16,278              --
  Changes in other long-term assets                                    1,205              44
                                                                    --------        --------
    Net cash provided by (used in) investing activities                8,726            (666)
                                                                    --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facilities                           20,550          16,200
  Repayments of revolving credit facilities                          (29,199)        (15,801)
  Proceeds from long-term debt                                         3,098           1,335
  Repayments of long-term debt                                       (40,219)        (18,290)
  Distributions to shareholders                                      (10,550)         (9,600)
                                                                    --------        --------
    Net cash used in financing activities                            (56,320)        (26,156)
                                                                    --------        --------
EFFECT OF EXCHANGE RATE ON CASH                                        1,523             442
                                                                    --------        --------

NET (DECREASE) INCREASE IN CASH                                      (10,073)            105
CASH and cash equivalents, beginning of period                        35,058          23,321
                                                                    --------        --------
CASH and cash equivalents, end of period                            $ 24,985        $ 23,426
                                                                    ========        ========

SUPPLEMENTAL INFORMATION:
 Interest paid                                                      $ 13,245        $ 12,263
                                                                    ========        ========
 Income taxes paid                                                  $  2,382        $  3,365
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

                                  ALBECCA INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.           INTERIM FINANCIAL STATEMENT PRESENTATION

         The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. On a quarterly basis, the Company's results may vary. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for a full year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Form 10-K for the fiscal year ended August 27, 2000, as filed with the Securities and Exchange Commission.

Note 2.           USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3.           PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Albecca Inc. ("Albecca", the "Company") and its subsidiaries. All significant intercompany transactions have been eliminated. Minority interest represents minority shareholders' interest in majority-owned subsidiaries.

Note 4.           INCOME TAXES

         Albecca is an S corporation and several of its subsidiaries are classified as either partnerships or single member entities. Each is treated as a pass-through entity under the Internal Revenue Code. They are not subject to federal and certain state income taxes. As a result, the related taxable income is included in the tax returns of the shareholder and members of the respective companies. The Company makes distributions to the shareholder to pay income tax obligations as a result of the Company's status as an S corporation. The provision for income taxes included in the accompanying consolidated financial statements primarily relates to certain state and foreign income taxes.

Note 5.       RESTRUCTURING PLANS

CANADA - EDMONTON

         In May 2001, the Company initiated a plan to close one of its Canadian distribution facilities, located in Edmonton and recorded a charge to operations of approximately $252,000. This charge included severance costs for 5 team members approximating $72,000, a $38,000 write-down of property, plant and equipment to its net estimated realizable value, $73,000 of lease termination costs, and $69,000 of other exit costs including post-closure maintenance and other costs. The costs described above have been charged to other operating expenses in the Consolidated Statements of Operations. No cash payments were made with respect to the Canada - Edmonton restructuring as of the end of the third quarter of fiscal 2001.

SUMMARY OF PREVIOUS RESTRUCTURING PLANS

         The following summary of restructuring plans addresses the status of the Company's restructuring activities which were initiated in prior fiscal years. As of May 27, 2001, these restructuring plans had remaining financial and/or legal obligations:

UNITED KINGDOM - NORTHAMPTON

         As of May 27, 2001, with respect to the Company's closure of its United Kingdom - Northampton operation, none of the original 37 team members remained at the facility. The Company continues to sell existing assets and collect existing accounts receivable through its United Kingdom - Arqadia Ltd. operations. Management anticipates that the restructuring plan will be substantially complete prior to the end of fiscal 2001, except for lease termination costs representing the Company's continued obligation under the existing lease commitments for the closed facility.

NEW ZEALAND

         As of May 27, 2001, with respect to the closure of the Company's distribution operations in New Zealand, none of the 9 original team members remained at the facility. The Company, through its Australian operations, is finalizing the legal requirements of the liquidation, and anticipates that the restructuring plan will be completed prior to the end of fiscal 2001.

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)

GREECE

         As of May 27, 2001, with respect to the closure of the Company's distribution operations in Greece, none of the original 14 team members remained at the facility. The Company, through its local counsel, is finalizing the legal liquidation of its Greek entities. The Company anticipates that the restructuring plan will be completed prior to the end of fiscal 2001.

         For more descriptive information on the above mentioned restructuring plans, please see the Company's Form 10-K for the fiscal year ended August 27, 2000, as filed with the Securities and Exchange Commission.

         As of May 27, 2001, as it relates to the Company's fiscal 1998, 1999, 2000, and 2001 restructuring plans, $603,000 of restructuring charges remained in accrued liabilities representing $128,000 of severance and other termination costs and $475,000 of lease termination and other exit costs. During the third quarter of fiscal 2001, $71,000 was paid relating to lease termination costs on a building not yet subleased and $29,000 was paid in severance, relating to the closure of the Company's United Kingdom - Northampton operation.

         A summary of the previously reported restructuring plans and activity consist of the following estimated accrued future cash/non-cash requirements:

                                                                         Severance and
                                                        Write-down of       other             Lease
                                                        property and      termination    termination and
CLOSURE OF UNITED KINGDOM - NORTHAMPTON:                  equipment        benefits      other exit costs        Total
                                                        -------------    -------------   ----------------     ------------

2000 Provision                                            $499,000        $  298,000        $  618,000        $  1,415,000
       Non-cash                                            499,000                --                --             499,000
                                                          --------        ----------        ----------        ------------
       Cash                                                     --           298,000           618,000             916,000
Fiscal 2000 cash activity                                       --          (116,000)          (84,000)           (200,000)
                                                          --------        ----------        ----------        ------------
Balance as of August 27, 2000                                   --           182,000           534,000             716,000
First quarter 2001 cash activity (unaudited)                    --          (121,000)         (126,000)           (247,000)
                                                          --------        ----------        ----------        ------------
Balance as of November 26, 2000 (unaudited)                     --            61,000           408,000             469,000
Second quarter 2001 cash activity (unaudited)                   --                --          (128,000)           (128,000)
                                                          --------        ----------        ----------        ------------
Balance as of February 25, 2001 (unaudited)                     --            61,000           280,000             341,000
Third quarter 2001 cash activity (unaudited)                    --           (29,000)          (71,000)           (100,000)
                                                          --------        ----------        ----------        ------------
Balance as of May 27, 2001 (unaudited)                    $     --        $   32,000        $  209,000        $    241,000
                                                          ========        ==========        ==========        ============

                                                                       Severance and
                                                        Write-down of      other
                                                        property and    termination      Other exit
CLOSURE OF OPERATIONS IN NEW ZEALAND:                     equipment       benefits          costs            Total
                                                        -------------  -------------     ----------        ---------
1999 Provision                                            $ 75,000        $ 48,000        $ 102,000        $ 225,000
     Non-cash                                               75,000              --               --           75,000
                                                          --------        --------        ---------        ---------
     Cash                                                       --          48,000          102,000          150,000
Fiscal 1999 cash activity                                       --         (30,000)         (75,000)        (105,000)
                                                          --------        --------        ---------        ---------
Balance as of August 29, 1999                                   --          18,000           27,000           45,000
Fiscal 2000 cash activity                                       --          (3,000)          (3,000)          (6,000)
                                                          --------        --------        ---------        ---------
Balance as of August 27, 2000                                   --          15,000           24,000           39,000
First quarter 2001 cash activity (unaudited)                    --              --               --               --
                                                          --------        --------        ---------        ---------
Balance as of November 26, 2000 (unaudited)                     --          15,000           24,000           39,000
Second quarter 2001 cash activity (unaudited)                   --              --               --               --
                                                          --------        --------        ---------        ---------
Balance as of February 25, 2001 (unaudited)                     --          15,000           24,000           39,000
Third quarter 2001 cash activity (unaudited)                    --              --               --               --
                                                          --------        --------        ---------        ---------
Balance as of May 27, 2001 (unaudited)                    $     --        $ 15,000        $  24,000        $  39,000
                                                          ========        ========        =========        =========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

                                                                       Severance and
                                                                           other
                                                        Write-off of    termination       Other exit
CLOSURE OF OPERATIONS IN GREECE:                          goodwill        benefits          costs            Total
                                                        ------------   -------------      ----------       ---------

1998 Provision                                            $333,000        $ 79,000        $ 104,000        $ 516,000
     Non-cash                                              333,000              --               --          333,000
                                                          --------        --------        ---------        ---------
     Cash                                                       --          79,000          104,000          183,000
Fiscal 1998 cash activity                                       --              --               --               --
                                                          --------        --------        ---------        ---------
Balance as of August 30, 1998                                   --          79,000          104,000          183,000
1999 provision                                                  --              --          129,000          129,000
Fiscal 1999 cash activity                                       --         (70,000)        (129,000)        (199,000)
                                                          --------        --------        ---------        ---------
Balance as of August 29, 1999                                   --           9,000          104,000          113,000
Fiscal 2000 cash activity                                       --              --           (4,000)          (4,000)
                                                          --------        --------        ---------        ---------
Balance as of August 27, 2000                                   --           9,000          100,000          109,000
First quarter 2001 cash activity (unaudited)                    --              --               --               --
                                                          --------        --------        ---------        ---------
Balance as of November 26, 2000 (unaudited)                     --           9,000          100,000          109,000
Second quarter 2001 cash activity (unaudited)                   --              --               --               --
                                                          --------        --------        ---------        ---------
Balance as of February 25, 2001 (unaudited)                     --           9,000          100,000          109,000
Third quarter 2001 cash activity (unaudited)                    --              --               --               --
                                                          --------        --------        ---------        ---------
Balance as of May 27, 2001 (unaudited)                    $     --        $  9,000        $ 100,000        $ 109,000
                                                          ========        ========        =========        =========

Note 6.           OTHER LOSS

         Other loss primarily represents net realized and unrealized foreign currency exchange gains and losses on intercompany account balances and certain other foreign-denominated assets, as well as gains and losses on derivative instruments as discussed in Note 10.

Note 7.           EXTRAORDINARY GAIN

         During the nine months ended May 27, 2001, the Company repurchased a portion of its senior subordinated notes with a face value of $14,000,000. The debt repurchases resulted in net extraordinary gains of $341,000, net of state income taxes of $12,000. During the nine months ended May 28, 2000, the Company repurchased a portion of its senior subordinated notes with a face value of $23,820,000. The debt repurchases resulted in extraordinary gains of $4,524,000, net of state income taxes of $189,000.

Note 8.           INVENTORIES

         Inventories consist of the following (in thousands):

                                             August 27,        May 27,
                                                2000            2001
                                             ----------       --------

                  Raw materials               $  6,290        $  6,055
                  Work in process                2,127           2,163
                  Finished goods                39,996          40,934
                                              --------        --------
                                              $ 48,413        $ 49,152
                                              ========        ========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

Note 9.           COMPREHENSIVE INCOME

         Comprehensive income for the Company is as follows (in thousands):

                                                        Three months ended              Nine months ended
                                                   ----------------------------    ----------------------------
                                                   May 28, 2000    May 27, 2001    May 28, 2000    May 27, 2001
                                                   ------------    ------------    ------------    ------------

Net income, as reported                              $  9,078        $  7,109        $ 16,222        $ 25,130
Foreign currency translation adjustment                (3,831)         (2,084)         (5,249)         (2,533)
                                                     --------        --------        --------        --------
Total comprehensive income (loss)                    $  5,247        $  5,025        $ 10,973        $ 22,597
                                                     ========        ========        ========        ========

         Accumulated other comprehensive loss represents foreign currency translation adjustments of $13,795,000 and $16,328,000 at August 27, 2000 and May 27, 2001, respectively.

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

         The statement requires the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in comprehensive income (equity) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. In transition, the statement required all hedging relationships to be evaluated and designated anew, resulting in cumulative transition adjustments to earnings and other comprehensive income (equity). In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative adjustment during the first quarter of fiscal 2001 to other income on the Company's Consolidated Statement of Operations of $188,000, net of tax, to recognize the fair value of the derivatives.

         The Company has historically entered into forward exchange contracts to reduce the foreign currency exchange risks associated with its committed and anticipated foreign currency denominated purchases. Its U.S. operations purchase primarily the Italian Lira, Spanish Peseta, and French Franc, and its United Kingdom subsidiary primarily enters into U.S. dollar and Euro forward exchange contracts.

         The carrying amount of derivatives at fair value as of May 27, 2001 was a net liability of $35,000. During the three months ended May 27, 2001, a loss of $131,000 was recorded, net of tax, representing the change in fair value of the derivatives. As of May 27, 2001 the maximum period of time the Company was hedging its exposure to the variability in future cash flows for forecasted transactions was approximately nine months.

Note 11.          SHAREHOLDER'S DEFICIT

         In April 2001, the majority shareholder of the Company purchased the remaining shares of Albecca's common stock owned by a minority shareholder. No compensation was recognized for this transaction since, in the opinion of management, the purchase price did not exceed the fair market value of shares at the time of purchase.

Note 12.          COMMITMENTS AND CONTINGENCIES

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

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

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

                                  ALBECCA INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (in thousands)

                                                                                 May 27, 2001 (Unaudited)
                                                     ------------------------------------------------------------------------------
                                                                                                      Consolidated
                                                                      Subsidiary      Subsidiary       Elimination     Consolidated
                                                     Albecca Inc.     Guarantors     Nonguarantors       Entries           Total
                                                     ------------     ----------     -------------    ------------     ------------
                        ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                             $ 14,967        $  1,212        $   7,247        $      --        $  23,426
 Accounts receivable, net                                    --          19,035           14,961               --           33,996
 Intercompany accounts receivable                            --         101,259              480         (101,739)              --
 Inventories                                                 --          27,202           21,950               --           49,152
 Other current assets                                     1,945           1,395            3,209               --            6,549
                                                       --------        --------        ---------        ---------        ---------
  Total current assets                                   16,912         150,103           47,847         (101,739)         113,123
PROPERTY, PLANT AND EQUIPMENT, net                           --           9,900           23,952               --           33,852
OTHER LONG-TERM ASSETS                                    4,275          13,596           21,364               --           39,235
INVESTMENT IN SUBSIDIARIES                              141,438              --            7,884         (149,322)              --
INTERCOMPANY LOANS RECEIVABLE                            90,178              --              191          (90,369)              --
                                                       --------        --------        ---------        ---------        ---------
                                                       $252,803        $173,599        $ 101,238        $(341,430)       $ 186,210
                                                       ========        ========        =========        =========        =========

     LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
 CURRENT LIABILITIES:
  Current maturities of long-term debt                 $     --        $    779        $   5,391        $      --        $   6,170
  Accounts payable                                           --           8,501            7,894               --           16,395
  Intercompany accounts payable                          96,191             433            5,115         (101,739)              --
  Accrued liabilities                                     6,011           8,845            9,750               --           24,606
                                                       --------        --------        ---------        ---------        ---------
   Total current liabilities                            102,202          18,558           28,150         (101,739)          47,171
                                                       --------        --------        ---------        ---------        ---------
LONG-TERM DEBT, less current maturities                 134,930           6,044            5,409               --          146,383
                                                       --------        --------        ---------        ---------        ---------
INTERCOMPANY LOANS PAYABLE                                   --             191           90,178          (90,369)              --
                                                       --------        --------        ---------        ---------        ---------
OTHER LONG-TERM LIABILITIES                               1,703           4,822            3,011               --            9,536
                                                       --------        --------        ---------        ---------        ---------
SHAREHOLDER'S EQUITY (DEFICIT):
 Preferred stock                                             --              --               --               --               --
 Class A common stock                                         4              --               --               --                4
 Class B common stock                                       166              --               --               --              166
 Additional paid-in capital                               7,326          41,825            7,926          (49,751)           7,326
 Accumulated earnings (deficit)                           6,472         101,804          (16,753)         (99,571)          (8,048)
 Accumulated other comprehensive gain (loss)                 --             355          (16,683)              --          (16,328)
                                                       --------        --------        ---------        ---------        ---------
  Total shareholder's equity (deficit)                   13,968         143,984          (25,510)        (149,322)         (16,880)
                                                       --------        --------        ---------        ---------        ---------
                                                       $252,803        $173,599        $ 101,238        $(341,430)       $ 186,210
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
                                                         =========       ========       =========       =========       =========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)

                                                                                      Three months ended
                                                                                   May 27, 2001 (Unaudited)
                                                          ------------------------------------------------------------------------
                                                                                                       Consolidated
                                                                          Subsidiary     Subsidiary    Elimination    Consolidated
                                                          Albecca Inc.    Guarantors    Nonguarantors     Entries        Total
                                                          ------------    ----------    -------------  ------------   ------------
Net sales                                                   $     --       $ 50,977       $ 27,238       $ (2,819)      $ 75,396
Cost of sales                                                     --         26,127         16,528         (2,819)        39,836
                                                            --------       --------       --------       --------       --------
  Gross profit                                                    --         24,850         10,710             --         35,560
Operating expenses                                                 6         13,689          9,535             --         23,230
                                                            --------       --------       --------       --------       --------
  Operating (loss) income                                         (6)        11,161          1,175             --         12,330
Interest income                                               (1,824)            --           (130)            --         (1,954)
Interest expense                                               5,475            256            325             --          6,056
Other loss                                                        --            116            306             --            422
                                                            --------       --------       --------       --------       --------
  (Loss) income before provision for income taxes,
    minority interest, and extraordinary loss                 (3,657)        10,789            674             --          7,806
Provision for income taxes                                        --            168            337             --            505
Minority interest                                                 --             --             35             --             35
                                                            --------       --------       --------       --------       --------
 (Loss) income before extraordinary loss                      (3,657)        10,621            302             --          7,266
Extraordinary loss on repurchase of debt, net of tax            (157)            --             --             --           (157)
Equity in earnings of subsidiaries                            10,923             --             --        (10,923)            --
                                                            --------       --------       --------       --------       --------
       Net income (loss)                                    $  7,109       $ 10,621       $    302       $(10,923)      $  7,109
                                                            ========       ========       ========       ========       ========


                                                                                      Three months ended
                                                                                   May 28, 2000 (Unaudited)
                                                          ------------------------------------------------------------------------
                                                                                                       Consolidated
                                                                          Subsidiary     Subsidiary    Elimination    Consolidated
                                                          Albecca Inc.    Guarantors    Nonguarantors     Entries        Total
                                                          ------------    ----------    -------------  ------------   ------------

Net sales                                                   $     --       $ 55,531       $ 34,806       $ (2,454)      $ 87,883
Cost of sales                                                     --         28,669         21,432         (2,454)        47,647
                                                            --------       --------       --------       --------       --------
 Gross profit                                                     --         26,862         13,374             --         40,236
Operating expenses                                                12         12,098         12,535             --         24,645
Restructuring charges                                             --            (29)           884             --            855
                                                            --------       --------       --------       --------       --------
 Operating (loss) income                                         (12)        14,793            (45)            --         14,736
Loss on disposition of businesses                                 --             --            472             --            472
Interest income                                               (1,263)            --             --             --         (1,263)
Interest expense                                               5,464             64            505             --          6,033
                                                            --------       --------       --------       --------       --------
 (Loss) income before provision for income
   taxes and minority interest                                (4,213)        14,729         (1,022)            --          9,494
Provision for income taxes                                        --            120            238             --            358
Minority interest                                                 --             --             58             --             58
Equity in earnings of subsidiaries                            13,291             --             --        (13,291)            --
                                                            --------       --------       --------       --------       --------
        Net income (loss)                                   $  9,078       $ 14,609       $ (1,318)      $(13,291)      $  9,078
                                                            ========       ========       ========       ========       ========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)

                                                                                       Nine months ended
                                                                                    May 27, 2001 (Unaudited)
                                                             ----------------------------------------------------------------------
                                                                                                        Consolidated
                                                                            Subsidiary    Subsidiary    Elimination    Consolidated
                                                             Albecca Inc.   Guarantors   Nonguarantors    Entries         Total
                                                             ------------   ----------   -------------  ------------   ------------
Net sales                                                      $     --      $ 163,783      $ 84,266      $ (7,719)     $ 240,330
Cost of sales                                                        --         83,211        51,262        (7,719)       126,754
                                                               --------      ---------      --------      --------      ---------
  Gross profit                                                       --         80,572        33,004            --        113,576
Operating expenses                                                  196         45,751        28,337            --         74,284
                                                               --------      ---------      --------      --------      ---------
  Operating (loss) income                                          (196)        34,821         4,667            --         39,292
Interest income                                                  (5,305)            --          (130)           --         (5,435)
Interest expense                                                 16,306            672           746            --         17,724
Other loss                                                           --            116           237            --            353
                                                               --------      ---------      --------      --------      ---------
  (Loss) income before provision for income taxes,
     minority interest and extraordinary gain                   (11,197)        34,033         3,814            --         26,650
Provision for income taxes                                           --            428         1,344            --          1,772
Minority interest                                                    --             --            89            --             89
                                                               --------      ---------      --------      --------      ---------
 (Loss) income before extraordinary gain                        (11,197)        33,605         2,381            --         24,789
Extraordinary gain on repurchase of debt, net of tax                341             --            --            --            341
Equity in earnings of subsidiaries                               35,986             --            --       (35,986)            --
                                                               --------      ---------      --------      --------      ---------
         Net income                                            $ 25,130      $  33,605      $  2,381      $(35,986)     $  25,130
                                                               ========      =========      ========      ========      =========

                                         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                          $ 24,160      $    (947)     $  3,272      $     --      $  26,485
                                                               --------      ---------      --------      --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                         --           (630)       (1,435)           --         (2,065)
  Proceeds from sales of property, plant and equipment               --          1,107           248            --          1,355
  Changes in other long-term assets                                 322           (338)           60            --             44
                                                               --------      ---------      --------      --------      ---------
  Net cash provided by (used in) investing activities               322            139        (1,127)           --           (666)
                                                               --------      ---------      --------      --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facilities                          --            170        16,030            --         16,200
  Repayments of revolving credit facilities                          --             (2)      (15,799)           --        (15,801)
  Proceeds from long-term debt                                       --            600           735            --          1,335
  Repayments of long-term debt                                  (13,660)          (590)       (4,040)           --        (18,290)
  Distributions to shareholders                                  (9,600)            --            --            --         (9,600)
                                                               --------      ---------      --------      --------      ---------
  Net cash (used in) provided by financing activities           (23,260)           178        (3,074)           --        (26,156)
                                                               --------      ---------      --------      --------      ---------
EFFECT OF EXCHANGE RATE ON CASH                                      --            (13)          455            --            442
                                                               --------      ---------      --------      --------      ---------
NET INCREASE (DECREASE) IN CASH                                   1,222           (643)         (474)           --            105
Cash and cash equivalents, beginning of period                   13,745          1,855         7,721            --         23,321
                                                               --------      ---------      --------      --------      ---------
Cash and cash equivalents, end of period                       $ 14,967      $   1,212      $  7,247      $     --      $  23,426
                                                               ========      =========      ========      ========      =========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)

                                                                                      Nine months ended
                                                                                   May 28, 2000 (Unaudited)
                                                            ----------------------------------------------------------------------
                                                                                                       Consolidated
                                                                           Subsidiary    Subsidiary    Elimination    Consolidated
                                                            Albecca Inc.   Guarantors   Nonguarantors    Entries         Total
                                                            ------------   ----------   -------------  ------------   ------------
Net sales                                                      $     --      $ 167,363      $ 121,415      $ (6,622)     $ 282,156
Cost of sales                                                        --         89,576         74,381        (6,622)       157,335
                                                               --------      ---------      ---------      --------      ---------
  Gross profit                                                       --         77,787         47,034            --        124,821
Operating expenses                                                  109         45,996         42,159            --         88,264
Restructuring charges                                                --            (29)           884            --            855
Impairment of goodwill                                               --          4,997             --            --          4,997
                                                               --------      ---------      ---------      --------      ---------
  Operating (loss) income                                          (109)        26,823          3,991            --         30,705
Loss on disposition of businesses                                    --             --          1,854            --          1,854
Interest income                                                  (3,094)            --             --            --         (3,094)
Interest expense                                                 16,304            223          1,875            --         18,402
                                                               --------      ---------      ---------      --------      ---------
  (Loss) income before provision for income taxes,
   minority interest and extraordinary gain                     (13,319)        26,600            262            --         13,543
Provision for income taxes                                           --            360          1,223            --          1,583
Minority interest                                                    --             --            262            --            262
                                                               --------      ---------      ---------      --------      ---------
 (Loss) income before extraordinary gain                        (13,319)        26,240         (1,223)           --         11,698
Extraordinary gain on repurchase of debt, net of tax              4,524             --             --            --          4,524
Equity in earnings of subsidiaries                               25,017             --             --       (25,017)            --
                                                               --------      ---------      ---------      --------      ---------
         Net income (loss)                                     $ 16,222      $  26,240      $  (1,223)     $(25,017)     $  16,222
                                                               ========      =========      =========      ========      =========

                                         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NET CASH PROVIDED BY OPERATING ACTIVITIES                      $ 20,144      $   5,442      $  10,412      $     --      $  35,998
                                                               --------      ---------      ---------      --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                         --         (4,892)        (2,868)           --         (7,760)
  Acquisitions of businesses, net                                    --             --         (2,449)           --         (2,449)
  Proceeds from sales of property, plant and equipment               --             63          1,389            --          1,452
  Proceeds from disposition of businesses                            --             --         16,278            --         16,278
  Changes in other long-term assets                                 721           (186)           670            --          1,205
                                                               --------      ---------      ---------      --------      ---------
      Net cash provided by (used in) investing activities           721         (5,015)        13,020            --          8,726
                                                               --------      ---------      ---------      --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facilities                          --             --         20,550            --         20,550
  Repayments of revolving credit facilities                          --             --        (29,199)           --        (29,199)
  Proceeds from long-term debt                                       --            157          2,941            --          3,098
  Repayments of long-term debt                                  (19,296)        (2,015)       (18,908)           --        (40,219)
  Distributions to shareholders                                 (10,550)            --             --            --        (10,550)
                                                               --------      ---------      ---------      --------      ---------
      Net cash used in financing activities                     (29,846)        (1,858)       (24,616)           --        (56,320)
                                                               --------      ---------      ---------      --------      ---------
EFFECT OF EXCHANGE RATE ON CASH                                      --            530            993            --          1,523
                                                               --------      ---------      ---------      --------      ---------
NET DECREASE IN CASH                                             (8,981)          (901)          (191)           --        (10,073)
Cash and cash equivalents at beginning of period                 27,424          1,747          5,887            --         35,058
                                                               --------      ---------      ---------      --------      ---------
Cash and cash equivalents at end of period                     $ 18,443      $     846      $   5,696      $     --      $  24,985
                                                               ========      =========      =========      ========      =========

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

         The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

                                                                      Three months ended    Nine months ended
                                                                      ------------------    ------------------
                                                                      May 28,    May 27,    May 28,    May 27,
                                                                       2000       2001       2000       2001
                                                                      -------    -------    -------    -------
Net sales                                                              100.0%     100.0%     100.0%     100.0%
Cost of sales                                                           54.2       52.8       55.8       52.7
                                                                       -----      -----      -----      -----
 Gross profit                                                           45.8       47.2       44.2       47.3
Operating expenses                                                      28.0       30.8       31.2       30.9
Restructuring charges                                                    1.0         --        0.3         --
Impairment of goodwill                                                    --         --        1.8         --
                                                                       -----      -----      -----      -----
 Operating income                                                       16.8       16.4       10.9       16.4
Loss on disposition of businesses                                        0.5         --        0.7         --
Interest income                                                         (1.4)      (2.6)      (1.1)      (2.3)
Interest expense                                                         6.9        8.0        6.5        7.4
Other loss                                                                --        0.6         --        0.1
                                                                       -----      -----      -----      -----
 Income before provision for income taxes, minority
  interest and extraordinary (loss) gain                                10.8       10.4        4.8       11.2
Provision for income taxes                                               0.4        0.7        0.6        0.7
Minority interest                                                        0.1        0.1        0.1        0.1
                                                                       -----      -----      -----      -----
  Income before extraordinary (loss) gain                               10.3        9.6        4.1       10.4
Extraordinary (loss) gain on repurchase of debt, net of tax               --       (0.2)       1.6        0.1
                                                                       -----      -----      -----      -----
       Net income                                                       10.3%       9.4%       5.7%      10.5%
                                                                       =====      =====      =====      =====

NET SALES

         For the third quarter ended May 27, 2001, net sales were $75.4 million compared to $87.9 million for the third quarter ended May 28, 2000. For the nine months ended May 27, 2001, net sales were $240.3 million compared to $282.2 million for the nine months ended May 28, 2000. The decrease in net sales for the three and nine months ended May 27, 2001 was primarily the result of the sale of two international operations completed during the second and fourth quarters of fiscal 2000, the closure of an international operation completed during the third quarter of fiscal 2000, the negative impact of the continued strengthening of the U.S. Dollar, as well as the continued weakness in the global economy. Currency fluctuations decreased net sales by $2.9 million for the third quarter of fiscal 2001 and $9.0 million for the nine months ended May 27, 2001, primarily due to continued strengthening of the U.S. dollar against major European currencies and the Australian dollar. U.S. net sales decreased 8.1% and 1.8% for the three and nine months ended May 27, 2001 from the comparable periods in fiscal 2000, partially the result of a decrease in sales of non-core products, including the loss of sales of non-core products from prior acquisitions, as the Company continues to focus its efforts on sales of its core branded products. Management believes that sales were also affected by a decline in overall consumer purchases during the last nine months. International net sales decreased 24.1% and 32.7% for the three and nine months ended May 27, 2001 from the comparable periods in fiscal 2000, primarily due to the sale of the Mersch operations completed during the second quarter of fiscal 2000, the sale of the Brio operation completed early in the fourth quarter of fiscal 2000, the closure of the United Kingdom - Northampton operation completed during the third quarter of fiscal 2000, a decrease in sales in Finland, Korea and Sweden and the negative impact of the continued strengthening of the U.S. dollar.

COST OF SALES

         Cost of sales was $39.8 million and $126.8 million for the three and nine months ended May 27, 2001 compared to $47.6 million and $157.3 million for the three and nine months ended May 28, 2000. In the U.S., gross profit increased to 48.9% and 49.4% for the three and nine months ended May 27, 2001 compared to 48.4% and 46.5% for the comparable periods in fiscal 2000. The increase for the quarter was primarily the result of continued strength in sales of branded products and favorable currency exchange rate movements in certain supplier markets. For the three and nine months ended May 27, 2001, International gross profit margin increased to 43.7% and 43.0% compared to 41.5% and 41.1% for the comparable periods in fiscal 2000. This increase was primarily the result of the decrease in net sales of lower margin products associated with the Mersch and Brio operations sold in the second and fourth quarters of fiscal 2000 and a continuing focus on sales of branded products.

OPERATING EXPENSES

         Operating expenses were $23.2 million and $74.3 million for the three and nine months ended May 27, 2001 compared to $24.6 million and $88.3 million for the three and nine months ended May 28, 2000. In the U.S., operating expenses as a percentage of net sales increased to 26.5% and 27.8% for the three and nine months ended May 27, 2001 compared to 21.1% and 26.8% for the comparable periods in fiscal 2000. Operating expenses for the three and nine months ended May 28, 2000 were reduced by the reversal of previously-provided reserves during the third quarter of fiscal 2000, as more fully discussed in Notes 12 and 13 to the consolidated financial statements in the Company's fiscal 2000 third quarter Form 10-Q. Had these reversals not taken place, U.S. operating expenses as a percentage of net sales would have been 30.6% and 29.9% for the three and nine months ended May 28, 2000, indicating a decrease in recurring operating expenses as a percentage of net sales for the comparable periods in fiscal 2001. The decrease in recurring costs is primarily the result of the continued integration of prior acquisitions and a focused internal effort to control costs. For the three and nine months ended May 27, 2001, International operating expenses as a percentage of net sales increased to 39.3% and decreased to 37.2% compared to 38.9% and 37.4% for the comparable periods in fiscal 2000. The increase in operating expenses as a percentage of sales for the quarter is primarily due to the costs of closing a distribution center in Canada that management has deemed to be duplicative. The decrease in operating expenses as a percentage of sales for the nine months is primarily attributable to improved efficiency following restructuring activities and closures or sales of operations in various European locations, as well as ongoing cost reduction activities.

INTEREST INCOME

         Interest income was $2.0 million and $5.4 million for the three and nine months ended May 27, 2001 compared to $1.3 million and $3.1 million for the three and nine months ended May 28, 2000. The increase resulted primarily from the interest income associated with the Company's continued acquisition of its senior subordinated notes.

INTEREST EXPENSE

         Interest expense was $6.1 million and $17.7 million for the three and nine months ended May 27, 2001 compared to $6.0 million and $18.4 million for the three and nine months ended May 28, 2000. The increase in interest expense for the three months ended May 27, 2001 is primarily due to the Industrial Revenue Bond issuance in the fourth quarter of fiscal 2000. The decrease in interest expense for the nine months ended May 27, 2001 is primarily due to the reduction of debt associated with the sale of the Mersch and Brio businesses as well as the company's continued focus to reduce its total debt.

OTHER LOSS

         Other loss primarily represents net realized and unrealized foreign currency exchange gains and losses on intercompany account balances and certain other foreign-denominated assets, as well as gains and losses on derivative instruments as discussed in Note 10 of the Notes to Consolidated Financial Statements.

EXTRAORDINARY GAIN ON REPURCHASE OF DEBT

         Consistent with its stated objective of using a portion of its cash to lower its debt, including its senior subordinated notes, during the three and nine months ended May 27, 2001 the Company repurchased a portion of its senior subordinated notes with a face value of $6.0 million and $14.0 million. For the nine months ended May 27, 2001, the debt repurchases resulted in net extraordinary gains of $.3 million, net of state income taxes of $.01 million.

NET INCOME

         For the reasons set forth above, net income was $7.1 million and $25.1 million for the three and nine months ended May 27, 2001 compared to $9.1 million and $16.2 million for the three and nine months ended May 28, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds have been, and are expected to continue to be, cash flow from operations and its on-hand cash and cash equivalents. The Company's principal need for funds historically has been to finance its working capital (principally inventory and accounts receivable), capital expenditures, acquisitions and distributions to the Company's shareholder to pay income taxes as a result of its status as an S corporation. As of May 27, 2001, the Company had cash and cash equivalents of $23.4 million compared to $23.3 million as of August 27, 2000.

         Net cash provided by operating activities was $26.5 million for the nine months ended May 27, 2001 compared to $36.0 million for the nine months ended May 28, 2000. Net income for the first nine months of fiscal 2001 was significantly higher than in the same period in the preceding year ($25.1 million vs. $16.2 million). However, the nine months ended May 28, 2000 included a number of significant items positively impacting cash flow that did not recur during the same period in fiscal 2001. This included a reduction of inventory both as a result of the disposition of the Mersch businesses as well as continued sell-down of acquisition inventories and an increase in accrued liabilities. These items were partially offset by an increase in accounts receivable. Items negatively impacting cash flow during the nine months ended May 27, 2001 included an increase in inventories and other current assets and a reduction in accrued liabilities, partially offset by the positive cash flow effect of a decrease in accounts receivable. Net cash used in investing activities was $.7 million for the nine months ended May 27, 2001 compared to net cash provided by investing activities of $8.7 million for the nine months ended May 28, 2000. The decrease from the comparable period in the prior year was primarily due to the proceeds from the disposition of the Mersch entities received during the second quarter of fiscal 2000, partially offset by a decrease in capital expenditures in the current year as a result of the completion of the

Company's manufacturing plant in Ashland, Wisconsin during fiscal 2000. Net cash used in financing activities decreased to $26.2 million for the nine months ended May 27, 2001 compared to $56.3 million for the nine months ended May 28, 2000, primarily due to the reduction of debt associated with the disposition of the Mersch and Brio businesses during the first nine months of fiscal 2000 and a decrease in the amount of its senior subordinated debt repurchased by the Company during the first nine months of fiscal 2001 compared to the prior comparable period. The Company repurchased senior subordinated debt with a face value of $14.0 million for the nine months ended May 27, 2001 compared to $23.8 million during the prior comparable period.

         As of May 27, 2001, the Company had outstanding indebtedness of approximately $152.6 million, consisting of $134.9 million in principal amount of the August 1998 senior subordinated debt and $17.7 million of other indebtedness. At August 27, 2000, the Company had outstanding indebtedness of approximately $170.2 million, consisting of $148.9 million in principal amount of the notes and $21.3 million of other indebtedness.

         Albecca's ability to make scheduled payments of the principal of, or to pay the interest or liquidated damages, if any, on, or to refinance its indebtedness, including the August 1998 senior subordinated debt, or to fund planned capital or other expenditures, will depend on its future financial or operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond its control. Based upon the current levels of operations, management believes that cash flow from operations and available cash and cash equivalents will provide adequate funds for the Company's foreseeable working capital needs, capital expenditures, scheduled payments of principal and interest on its indebtedness, including the senior subordinated debt, and acquisitions. However, there is no certainty that Albecca's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable Albecca to service its indebtedness, including the senior subordinated debt, or to make anticipated capital and other expenditures.

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

EUROPEAN UNION CURRENCY CONVERSION

         On January 1, 1999, eleven member nations of the European Economic and Monetary Union began using a common currency, the Euro. For a three-year transition period ending June 30, 2002, both the Euro and each of the currencies for such member countries will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for those countries. The adoption of the Euro will affect many financial systems and business applications as the commerce of those countries may be transacted both in the Euro and the existing national currency during the transition period. Historically, a significant portion of the Company's revenue has been generated in Europe. Of the eleven countries currently using the Euro, the Company has subsidiary operations in Austria, Finland, France, Germany, Italy, and the Netherlands. The Company has assessed the potential impact of the Euro conversion in a number of areas, particularly on pricing and other marketing strategies. Although the Company does not currently expect that the conversion, either during or after the transition period, will have an adverse effect on its operations or financial condition, there can be no assurance that it will not have some unexpected adverse impact.

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

                                    ALBECCA INC.
                                    (registrant)


Date: July 11, 2001                 By: /s/ Craig A. Ponzio
      -------------                 -------------------------------------------
                                    Craig A. Ponzio, Chairman of the Board,
                                    President, Chief Executive Officer
                                    (Principal Executive Officer)


Date: July 11, 2001                 By: /s/ R. Bradley Goodson
      -------------                 -------------------------------------------
                                    R. Bradley Goodson,
                                    Vice President Finance,
                                    Chief Financial Officer
                                    (Principal Financial Officer)