Form 10-K
period 2001-08-26
ALBECCA INC
filed 2001-11-26
CIK 1061777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended August 26, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             COMMISSION FILE NUMBER
                                    333-67975

                                  ALBECCA INC.
             (Exact name of Registrant as specified in its charter)

           GEORGIA                                             39-1389732
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                          Identification Number)

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

                                                                                                                PAGE
                                                                                                                ----
                                                      PART I
Item 1.     Business                                                                                               3
Item 2.     Properties                                                                                             7
Item 3.     Legal Proceedings                                                                                      7
Item 4.     Submission of Matters to a Vote of Security Holders                                                    7

                                                      PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                                  7
Item 6.     Selected Consolidated Financial Data                                                                   7
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations                  9
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk                                             16
Item 8.     Financial Statements and Supplementary Data                                                          F-1
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                  18

                                                     PART III

Item 10.    Directors and Executive Officers of the Registrant                                                    18
Item 11.    Executive Compensation                                                                                19
Item 12.    Security Ownership of Certain Beneficial Owners and Management                                        20
Item 13.    Certain Relationships and Related Transactions                                                        21

                                                      PART IV

Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K                                        22

            Signatures                                                                                            25

                                     PART I

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         This document contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, forward-looking statements may be made orally or in press releases, conferences, reports or otherwise, in the future by or on behalf of the Company. When used in this document, the words, "anticipates," "intends," "plans," "believes," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievement of Albecca Inc. and its subsidiaries ("Albecca" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Particular risks and uncertainties facing the Company at the present include political and economic uncertainty throughout the world; whether profit improvement efforts can be successfully implemented; increased competition in the Company's businesses; the cost of closing certain plants and selling certain business units; the success of new marketing programs; continued softness in the global economy; the strong dollar which increases the cost of the Company's products in certain foreign markets resulting in limiting the Company's ability to increase prices in such markets; competitive implications and price transparencies related to the Euro conversion; changing buying patterns affecting the Company's consumer business; the Company's ability to develop and manufacture new and existing products profitably; market acceptance of existing and new products; changes in retail distribution channels and purchasing practices; the Company's ability to rationalize its product lines; the Company's ability to maintain good relations with its team members; and the ability to retain and hire quality team members. In addition, the Company is subject to risks and uncertainties facing its industry in general, including changes in business and political conditions and the economy in general in both foreign and domestic markets; slower growth in the Company's markets; financial market changes including changes in interest rates and fluctuations in foreign exchange rates; unanticipated problems or costs associated with the transition of European currencies to the common Euro currency; a slowing in housing starts; inability to raise prices of products due to market conditions in certain markets; changes in market demographics; actions of competitors; seasonal factors in the Company's industry; unforeseen litigation; and governmental actions.

         The Company wishes to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others not now anticipated. The foregoing statements are not exclusive and further information concerning the Company and its businesses, including factors that could potentially materially affect the Company's financial results, may emerge from time to time. It is not possible for management to predict all risk factors or to assess the impact of such risk factors on the Company's business.

ITEM 1.  BUSINESS

GENERAL

         Albecca primarily does business under the Larson-Juhl name. Albecca designs, manufactures and distributes a complete line of high quality, branded custom framing products, including wood and metal moulding, matboard, foamboard, glass, equipment and other framing supplies. Albecca's principal brands include the "Craig Ponzio Custom Frame Collection" and the "Larson-Juhl Classic Collection." For over 100 years, Albecca has been designing, manufacturing and distributing custom framing products that enhance the aesthetic qualities of prints, paintings, drawings and other art and memorabilia.

         The Company is incorporated under the laws of the State of Georgia. Its principal executive offices are located at 3900 Steve Reynolds Boulevard, Norcross, Georgia 30093, and its telephone number is (770) 279-5210.

HISTORY

         Craig Ponzio, Albecca's Chairman and sole shareholder, joined Larson Picture Frame, Inc. in 1973 and purchased that company in 1981. In 1988, Larson Picture Frame, Inc. acquired Juhl-Pacific Corporation creating Larson-Juhl.

MARKETS

         Today the industry in North America includes approximately 18,000 retail custom frame storefronts and over 350 manufacturers and distributors of custom framing products. Independent and franchise custom framers currently account for over 90% of custom framing sales in North America. The remaining sales are principally generated by custom framing departments of craft chains.

         Outside of North America, Albecca estimates there are over 20,000 retail custom frame storefronts and over 500 manufacturers and distributors of custom framing products. Albecca estimates that sales to retail custom framers in 2000 were approximately $1.3 billion in North America. The Company's fiscal year 2001 sales to customers in North America were $232.7 million and $81.4 million for all other international customers.

PRODUCTS

         Albecca designs, manufactures and distributes a complete line of quality branded custom framing products, including wood and metal moulding, matboard, foamboard, glass, equipment and other framing supplies. This product offering allows Albecca to be a complete source supplier to retail custom framers. Albecca offers over 8,000 branded products in North America and over 10,000 additional branded products in the rest of the world. Of Albecca's worldwide products, over 6,000 are branded custom wood moulding products.

MARKETING

         Albecca markets its products to retail custom frame shops principally through Albecca-employed sales representatives, catalogs, advertisements in trade magazines and attendance at industry trade shows. Albecca also markets to consumers by advertising in widely distributed magazines that Albecca considers influential among consumers and decorators, as well as through the use of direct mail materials and in-store promotional displays. These advertisements generally focus on Albecca's image and the introduction of new premium, branded products. Through educational seminars and consultations by Albecca's sales team, Albecca also provides technical, marketing and other business advice both to established retail custom framers and to prospective customers establishing new retail custom framing businesses.

COMPETITION

         Albecca competes with over 350 North American and over 500 international manufacturers and distributors of custom framing products. Albecca is one of the largest manufacturers and distributors of wood moulding in North America. The principal manufacturers of metal moulding are Nielsen & Bainbridge and Cardinal Aluminum Company, which primarily supply their products to custom framers through distributors. Albecca believes it is one of the largest metal moulding customers of Nielsen & Bainbridge. The principal manufacturers of matboard are Crescent Cardboard Company and Nielsen & Bainbridge, which primarily supply their products to custom framers through distributors. Albecca believes it is the largest single matboard customer of both companies.

         Albecca competes primarily on the basis of product design and quality, on-time delivery, inventory availability and service. Albecca believes its principal competitive strengths are: leadership in design of premium branded products for the custom framing industry; a wide variety of custom framing products; a direct sales force regularly visiting retail custom framers to introduce new products and assist with in-store merchandising; and strategically-located manufacturing/distribution centers for rapid, efficient response to customers. Albecca experiences competition from smaller, regionally-focused distributors of framing products.

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

DISTRIBUTION

DISTRIBUTION IN NORTH AMERICA

         The Company sells its products through direct sales personnel of approximately 100 sales representatives and associates. Albecca's sales representatives update customers on Albecca's product lines, advise customers on framing design and provide information on more effective merchandising, design and selling techniques. Sales representatives are employed by Albecca and are compensated principally by salary, with commission and bonus components available based on sales and other performance criteria.

         Albecca distributes its products in North America through 27 distribution centers. The number and location of these distribution centers make Albecca the only manufacturer with a broad-based North American distribution network. Albecca's Chicago and Los

Angeles distribution centers also serve as distribution hubs that receive and process container-size deliveries of Albecca's products and ship smaller quantities of products, generally weekly, to the other distribution centers based on customer demand.

INTERNATIONAL DISTRIBUTION

         Outside of North America, Albecca has relied to date on the distribution systems in place for the companies it has acquired, and is continuing the process of integrating and rationalizing these systems. Albecca's goal for its international operations is to develop a fast, user-friendly order-fulfillment system that operates through a logistical network similar to the one existing in North America. In order to realize this goal, Albecca has developed a central distribution center (relocated to The Netherlands during fiscal 2000) to improve response to European framers as well as to better control distribution costs.

TRADEMARKS

         Albecca uses a number of trademarks to distinguish its brands, principally, Larson-Juhl, Clark and Artique. Albecca has registered or applied for registration of these trademarks in the U.S. and Canada and in numerous countries in Europe, Asia and elsewhere. Mr. Ponzio has granted Albecca a perpetual right to use the name "Craig Ponzio" to identify and brand Albecca's premium custom framing products. Albecca regards its trademarks and other proprietary rights as valuable assets in the marketing of its products and on a worldwide basis seeks to protect them against infringement. There can be no assurance that the actions taken by Albecca to establish and protect its trademarks and other proprietary rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of Albecca's products as violative of the trademarks and other proprietary rights of others. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. Albecca also regards its moulding designs as critical to the success of its marketing efforts, and seeks to protect those designs before their introduction to the marketplace. However, after such introduction, there are no practical means to prevent others from copying or imitating such designs or specific design elements.

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

         Albecca produces approximately 50% of its wood moulding in Albecca-owned manufacturing plants, with the balance of the wood moulding sold by Albecca produced by third-party manufacturers. Albecca does not have supply contracts with any of these suppliers. However, as an industry leader in design and as one of the largest distributors of wood moulding to retail custom framers, Albecca has developed close working relationships with many of these third-party manufacturers who produce Albecca's proprietary products to its designs and specifications. Many of these manufacturers have devoted a significant amount of their capacity to the production of Albecca's products. Besides wood moulding, Albecca does not manufacture any other products. Instead, it purchases them from numerous other manufacturers and distributors. Albecca works with one manufacturer to produce its proprietary line of Clark metal moulding. Albecca is the only purchaser of metal picture frame moulding from this manufacturer. Albecca also works with one manufacturer to produce its Artique brand of matboard. Albecca generally does not have supply contracts with these suppliers, but relationships with these suppliers to date have been satisfactory.

MANUFACTURING

         Albecca's products are manufactured according to plans prepared each year which reflect prior years' experience, current industry trends, economic conditions and Albecca's estimates of a particular line's performance. The Company estimates that it manufactures approximately 50% of its wood moulding in its facilities worldwide. Each plant manufactures its own unique lines specific to the decorative tastes and designs of that region. In addition to moulding manufacturing plants, Albecca has plants manufacturing pre-assembled frames in Europe and in the U.S.

         The following lists Albecca's manufacturing facilities:

                                                                                                   Number of
         Country                                                        Products                  facilities
         -------                                                        --------                  ----------
         Austria ............................................           Mouldings                      1
         Canada .............................................           Mouldings                      1
         Czech Republic .....................................           Mouldings and Frames           2
         France .............................................           Mouldings                      1
         Italy ..............................................           Mouldings                      1
         Sweden .............................................           Mouldings                      1
         United States ......................................           Mouldings and Frames           1
                                                                                                     ---
         Total(1) ...........................................                                          8

         (1) During fiscal 2001, the Company sold its moulding manufacturing operations in Finland and closed its Dutch frame manufacturing facility, resulting in a decrease of two manufacturing facilities between fiscal 2000 and fiscal 2001.

CUSTOMERS

         In North America, Albecca's target customers are the approximately 18,000 custom framing retail storefronts that serve middle to upper income consumers. To date, Albecca has served approximately 90% of these retail storefronts. Outside North America, Albecca targets the over 20,000 retail custom frame storefronts and home decorating centers.

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

         No single customer or affiliated group of customers represented over 10% of the net sales of the Company in fiscal year 1999, 2000 or 2001.

ALBECCA TEAM MEMBERS -- OUR EMPLOYEES

         At August 26, 2001, Albecca had approximately 2,070 full-time team members, or employees, of which approximately 1,560 were in operations, 260 were in sales and marketing and 250 were in corporate and general administrative positions. In certain European countries in which Albecca operates, Albecca's relationships with its team members are mandated by such countries' laws or covered by social legislation governing employment practices. Management believes that Albecca's labor relationships are satisfactory and no material labor cost increases are anticipated.

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

ITEM 2.  PROPERTIES

         Albecca's principal executive offices are located in a 65,000 square foot office building in Norcross, Georgia. The headquarters building houses administrative offices as well as a light manufacturing and distribution center. This building is owned by L-J Properties Inc., a company owned by Messrs. Ponzio, Trimarco and McKenzie, each of whom is an executive officer of Albecca. Mr. Ponzio is also a director of Albecca. Albecca's lease for this facility terminates in August 2009 and the annual rent for fiscal 2002 will be $.8 million. In August 2001, the Company purchased the Evergreen, Colorado design center building (5,000 square feet) from Mr. Ponzio. See "Certain Relationships and Related Transactions."

         In fiscal 2000, Albecca constructed a new manufacturing facility in Ashland, Wisconsin containing approximately 125,000 square feet of space. This facility is used in the manufacture of moulding, ready-made frames and corner samples and consolidates and replaces two older facilities which had a combined 112,000 square feet of space. Those manufacturing facilities were disposed of during fiscal 2001. There are 23 other light manufacturing and distribution centers located throughout the U.S., providing approximately 640,000 square feet of space. These facilities vary in size from approximately 5,100 to 83,900 square feet. Of these, all are leased except the Denver, Colorado location with 18,500 square feet of space and the Waldorf, Maryland location with 45,000 square feet of space, which are owned. In Canada, the Company leases five locations, four of which are distribution centers; the fifth holds administrative offices, a manufacturing facility and a distribution center. The Canadian facilities total approximately 160,000 square feet.

         Outside of North America, there are 33 locations in Europe, Asia and Australia. These facilities house administrative offices, distribution and light manufacturing centers, and manufacturing facilities and provide approximately 923,000 square feet of space. Of these facilities, 12 are owned and the remainder are leased. They vary in size from less than 1,000 square feet to over 107,000 square feet.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations." Albecca ends its fiscal year on the last Sunday in August. The information as of and for the fiscal years ended August 31, 1997, August 30, 1998, August 29, 1999, August 27, 2000 and August 26, 2001 is derived from audited consolidated financial statements. Fiscal year 1997 was a 53-week year. All other fiscal periods presented were 52-week years. Historical results are not necessarily indicative of the results to be expected in the future.

                                                                                         FISCAL YEAR
                                                               -----------------------------------------------------------------
                                                                  1997         1998           1999          2000          2001
                                                               ---------     ---------     ---------     ---------     ---------
STATEMENT OF OPERATIONS DATA:                                                        (DOLLARS IN THOUSANDS)
Net sales                                                      $ 356,689     $ 383,857     $ 386,898     $ 361,333     $ 314,124
Cost of sales                                                    213,736       230,187       233,782       211,399       175,791
                                                               ---------     ---------     ---------     ---------     ---------
Gross profit                                                     142,953       153,670       153,116       149,934       138,333
Operating expenses                                               107,352       119,447       127,150       104,678        90,049
Restructuring charges                                                 --         2,262         1,491         1,361           (52)
Impairment of goodwill                                                --            --            --         4,997            --
                                                               ---------     ---------     ---------     ---------     ---------
Operating income                                                  35,601        31,961        24,475        38,898        48,336
Net loss (gain) on dispositions of businesses                         --            --         4,136          (969)           --
Cost of cancelled initial public equity offering                      --         1,273            --            --            --
Interest income                                                       --          (116)       (2,254)       (4,587)       (7,400)
Interest expense                                                   9,722        11,949        26,163        24,265        23,566
Other loss                                                            --            --            --            --            46
Provision for income taxes                                         3,243         4,021         2,204         3,654           781
Minority interest                                                    146           471           318           298           104
Extraordinary gain on repurchase of debt, net of tax                  --            --        (1,331)       (5,833)         (341)
                                                               ---------     ---------     ---------     ---------     ---------
     Net income (loss)                                         $  22,490     $  14,363     $  (4,761)    $  22,070     $  31,580
                                                               =========     =========     =========     =========     =========
OTHER DATA:
Net cash provided by operating activities                      $  22,150     $  17,452     $  13,645     $  39,180     $  30,814
Net cash (used in) provided by investing activities              (22,514)      (35,633)      (10,116)       21,506        (2,394)
Net cash provided by (used in) financing
 activities                                                        1,504        67,658       (22,857)      (73,754)      (32,553)
Adjusted EBITDA (1)                                               42,486        46,404        35,165        47,925        53,559
Adjusted EBITDA margin                                              11.9%         12.1%          9.1%         13.3%         17.1%
Depreciation and amortization                                  $   6,885     $   8,213     $   9,153     $   8,010     $   5,239
Capital expenditures                                               7,746         8,378         5,948         8,810         3,885
CREDIT DATA:
Total interest expense less amortization of bond costs                                                                 $  23,168
Ratio of Adjusted EBITDA to net cash interest expense(2)                                                                     3.4x
Ratio of total debt less cash and cash equivalents to
 Adjusted EBITDA                                                                                                             2.5
Ratio of earnings to fixed charges (2) (3)                           3.7           2.6           1.0           2.0           3.0
Pro forma ratio of earnings to fixed charges(4)                                    1.2
BALANCE SHEET DATA:
Cash and cash equivalents                                      $   5,301     $  54,884     $  35,058     $  23,321     $  19,146
Working capital                                                   43,302        95,632        75,690        63,275        66,595
Total assets                                                     208,689       305,922       266,558       191,095       183,133
Total debt                                                       108,726       262,769       239,800       170,182       151,157
Shareholder's equity (deficit)                                    37,313       (25,644)      (33,933)      (29,877)      (13,227)

---------------

(1) Adjusted EBITDA is defined as operating income plus depreciation, amortization (excluding amortization of bond issue costs), restructuring charges and adjusted for certain infrequent or nonrecurring items. Adjusted EBITDA is used by the Company as an indicator of operating performance and not as an alternative to measures defined and required by accounting principles generally accepted in the United States. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. For purposes of the table above, Adjusted EBITDA presented for the year ended August 26, 2001 excludes net restructuring charges of $.4 million. Of these items, $.01 million are net non-cash items. Amortization of debt issuance costs was $.4 million.

(2) Net cash interest expense and fixed charges are net of $7.4 million of interest income earned during the year.

(3) Earnings for this computation does not include the gain or loss on the disposition of businesses.

(4) Fixed charges for purposes of this calculation are adjusted to give effect to the proceeds and related uses of the notes as if the notes had been issued at the beginning of the period presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and Albecca's consolidated financial statements and the related notes thereto which are included elsewhere in this report. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, all references to Albecca's international operations include all of Albecca's operations outside of the U.S. Albecca uses a 52-53 week fiscal year ending on the last Sunday in August. Accordingly, fiscal years 1999, 2000 and 2001 ended on August 29, 1999, August 27, 2000 and August 26, 2001, respectively. When reading Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and the notes to consolidated financial statements, please refer to Cautionary Statement For Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 located in Part I.

OVERVIEW

         Albecca's net sales consist primarily of sales of branded custom framing products to independent retail custom framers and franchise operations. With operations in 15 countries, Albecca's net sales are geographically diversified. U.S. customers accounted for 51.6%, 60.1% and 67.1% of net sales in 1999, 2000 and 2001, respectively. Albecca has grown internally as well through the acquisition of 39 manufacturers and distributors of custom framing products since 1988. Of these acquisitions, Albecca acquired a Canadian distributor in 1999 and has increased its interest in its Italian subsidiary during 1999 and 2000. Albecca closed its operations in Greece and New Zealand in 1999; sold its South African operations in 1999; disposed of its Mersch and Brio entities in 2000 (which served the hyper-market and "Do-It-Yourself" segments of the framing industry in France and Germany); sold its Belgian operations in 2000; as well as restructured its operations in the U.K., Sweden, The Netherlands and Canada in 1999 through 2001. Albecca's focus from fiscal 1999 to the present has been on the generation of cash flow, repayment of debt, integration of prior year acquisitions and closure or restructuring of underperforming operations.

         Albecca's cost of sales for manufactured goods mainly consists of the cost of raw materials, which is primarily lumber, direct labor and the overhead associated with the manufacturing processes. Albecca's cost of sales for products purchased for resale primarily consists of the cost of the product and the related freight costs. The cost of Albecca's sampling program, through which it provides moulding samples at no charge to retail custom framers, is also included in cost of sales. Costs associated with its sampling program are comprised of the direct materials, labor, overhead and freight associated with the production of samples or the actual cost for the purchase of samples. The costs of samples are expensed upon shipment of the samples to the customer. Albecca's operating expenses include the costs associated with Albecca's customer service, marketing, selling, distribution processes and general and administrative support.

         Albecca is an S corporation and several of its subsidiaries are classified as either partnerships or single member entities, and as such are treated as pass-through entities under the Internal Revenue Code and are not subject to federal and certain state income taxes. As a result, the related taxable income is included in the tax returns of the shareholders and members of the respective companies. The Company makes distributions to its shareholder to pay his income tax obligations due to the Company's status as an S corporation. The provision for income taxes included in the accompanying consolidated financial statements primarily relates to certain state and foreign income taxes.

         In April 2001, the sole minority shareholder of the Company sold his shares of Albecca's common stock to Mr. Craig Ponzio, the majority shareholder. No compensation expense was recognized for this transaction since, in the opinion of management, the purchase price did not exceed the fair market value of the shares at the time of purchase.

         In August 2001, Mr. Ponzio stepped down from his position as President and Chief Executive Officer of Albecca. Mr. Stephen McKenzie, formerly Senior Vice President of Marketing, was promoted to the positions of President and Chief Executive Officer. Mr. Ponzio will continue in his role as Chairman of Albecca and as a member of the design team. In November 2001, Mr. Randall Fretz resigned his position as President, U.S., which he had held since January 1999. The executive managers previously reporting to Mr. Fretz now report to Mr. McKenzie.

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

RESULTS OF OPERATIONS

         In July and September 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF Issue 00-10 requires that all amounts billed to a customer in a sale transaction for shipping and handling be classified as sales and recommends that shipping and handling expenses be classified as cost of sales. As required, the Company implemented EITF Issue 00-10 during the fourth quarter of fiscal 2001. Prior to implementation, the Company classified most shipping and handling revenues and costs, on a net basis, in selling and administrative expense. Accordingly, these costs have been reclassified to sales and cost of sales for the current period and all prior periods presented as well as for the purposes of the Management's Discussion and Analysis of Financial Position and Results of Operations that follows. Costs reclassified to cost of sales for the purpose of EITF Issue 00-10 included all third party shipping expenses as well as variable handling costs such as shipping supplies.

         The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

                                                                            1999            2000           2001
                                                                            ----            ----           ----
         Net sales                                                          100.0%         100.0%         100.0%
         Cost of sales                                                       60.4           58.5           56.0
                                                                            -----          -----          -----
            Gross profit                                                     39.6           41.5           44.0
         Operating expenses                                                  32.8           28.9           28.6
         Restructuring charges                                                0.4            0.4           (0.1)
         Impairment of goodwill                                                --            1.4             --
                                                                            -----          -----          -----
            Operating income                                                  6.4           10.8           15.5
         Net loss (gain) on dispositions of businesses                        1.1           (0.3)            --
         Interest income                                                     (0.6)          (1.3)          (2.4)
         Interest expense                                                     6.8            6.8            7.5
         Other loss                                                            --             --            0.1
                                                                            -----          -----          -----
            (Loss) income before provision for income taxes,
               minority interest, and extraordinary gain                     (0.9)           5.6           10.3
         Provision for income taxes                                           0.6            1.0            0.2
         Minority interest                                                    0.1            0.1            0.1
                                                                            -----          -----          -----
            (Loss) income before extraordinary gain                          (1.6)           4.5           10.0
         Extraordinary gain on repurchase of debt, net of tax                 0.3            1.6            0.1
                                                                            -----          -----          -----
                Net (loss) income                                            (1.3)%          6.1%          10.1%
                                                                            =====          =====          =====
                Adjusted EBITDA                                               9.1%          13.3%          17.1%
                                                                            =====          =====          =====

2001 Compared to 2000

         Net Sales. Net sales were $314.1 million in 2001 compared to $361.3 million in 2000. This decrease is primarily the result of the sale of two international operations during the second and fourth quarters of fiscal 2000, the closure of an international operation during the third quarter of fiscal 2000, the negative impact of the strong U.S. Dollar, as well as weakness in both the U.S. and international markets. The sales decline was partially offset by growth in sales of Albecca's lines of premium branded products in the U.S. Currency fluctuations in 2001 decreased net sales by $11.1 million, primarily due to a strengthening of the U.S. Dollar against the Euro, British Pound, Japanese Yen and Canadian and Australian Dollars. U.S. net sales decreased 2.9% in 2001 from 2000 and International net sales decreased 28.4% in the same period. The decrease in U.S. net sales was primarily the result of a decrease in sales of non-core products as a result of product discontinuation decisions and the loss of sales from prior acquisitions, as the Company continued to focus on the sale of its core branded products. Management also believes that sales were affected by a decline in overall consumer purchases in the U.S. during the year. The decrease in International net sales resulted primarily from the sale of the Mersch operations completed during the second quarter of fiscal 2000, the sale of the Brio operation completed early in the fourth quarter of fiscal 2000 and the closure of the United Kingdom - Northampton facility completed during the third quarter of fiscal 2000. Sales were also impacted by a decrease in sales in Sweden, The Netherlands and Italy, partially offset by sales increases in Australia and Korea.

         Cost of Sales. Cost of sales were $175.8 million in 2001 compared to $211.4 million in 2000. This decrease is primarily a result of decreased net sales as described above. In the U.S., gross profit margin increased to 47.2% in 2001 from 45.6% in 2000. This increase was primarily the result of continued strength in sales of branded products and favorable currency exchange rate movements in certain supplier markets. International gross profit margin increased to 37.6% in 2001 from 35.4% in 2000, primarily due to a decrease in sales of lower margin products associated with the Mersch and Brio operations sold in the second and fourth quarters of fiscal 2000, as well as a continuing emphasis on sales of branded products.

         Operating Expenses. Operating expenses were $90.0 million in 2001 compared to $104.7 million in 2000. The decrease in expenses is primarily the result of a focused worldwide effort to control costs, continued integration of prior acquisitions, and efficiencies gained following restructuring activities and sales and closures of operations abroad. In the U.S., operating expenses as a percentage of sales increased to 26.5% in 2001 from 25.1% in 2000. This increase was primarily due to a reversal of previously-provided reserves during the third quarter of fiscal 2000, as more fully discussed in Notes 8 and 12 of the notes to consolidated financial statements, which did not recur in fiscal 2001. Had these reversals not taken place, U.S. operating expenses as a percentage of net sales would have been 27.4% in 2000, indicating a decrease in recurring operating expenses as a percentage of net sales for the comparable period in fiscal 2001. The decrease in recurring costs is primarily the result of the continued integration of prior acquisitions and a focused internal effort to control costs. International operating expenses as a percentage of net sales decreased to 32.9% in 2001 from 34.8% in 2000. This decrease in operating expenses as a percentage of sales is primarily due to ongoing cost reduction activities as well as improved efficiency in the international locations that have completed restructuring activities, closures or sales of operations, partially offset by the costs of closing facilities in Canada and The Netherlands and an increase in costs in Italy.

         Restructuring Charges. During fiscal 2001, excess restructuring provisions related to the Company's closure of its New Zealand distribution center of $.05 million were reversed.

         During fiscal 2001, cash payments relating to the Company's closure of its United Kingdom - Northampton facility totalled approximately $.5 million, primarily related to severance, lease termination and other exit costs. Also during fiscal 2001, the Company made cash payments of approximately $.01 million for severance and other termination benefits as well as other exit costs related to the closure of its operations in Greece.

         Albecca expects any remaining components of its fiscal 1999, 2000 and 2001 restructuring plans to be completed by the end of fiscal year 2002. Management believes that the 1999, 2000 and 2001 restructuring plans will not have a material impact on future operations, financial condition or liquidity of the Company.

         Interest Income. Interest income was $7.4 million in 2001 compared to $4.6 million in 2000. The increase resulted primarily from the interest income associated with the Company's continued repurchase of its senior subordinated notes.

         Interest Expense. Interest expense was $23.6 million in 2001 compared to $24.3 million in 2000. The decrease in interest expense is primarily due to the reduction of debt associated with the sale of the Mersch and Brio businesses as well as the Company's continued focus to reduce its total debt.

         Other Loss. Other loss primarily represents net realized and unrealized foreign currency exchange gains and losses on intercompany account balances and certain other foreign-denominated assets, as well as gains and losses on derivative instruments as discussed in Note 1 of the notes to consolidated financial statements.

         Extraordinary Gain on Repurchase of Debt. Consistent with its stated objective of using a portion of its cash to lower its debt, including its senior subordinated notes, during the year Albecca repurchased $14.0 million of its senior subordinated notes. The debt repurchases resulted in a net extraordinary gain of $0.3 million, net of applicable state taxes of $.01 million.

         Adjusted EBITDA. Adjusted EBITDA is defined as operating income plus depreciation, amortization (excluding amortization of bond issuance costs), restructuring charges and adjusted for certain infrequent or non-recurring items. For the reasons set forth above, adjusted EBITDA was $53.6 million in 2001 compared to $47.9 million in 2000. Adjusted EBITDA for the year ended August 26, 2001 excludes restructuring charges of $.4 million. Adjusted EBITDA for the year ended August 27, 2000 excludes restructuring charges of $1.4 million and an impairment charge to goodwill of $5.0 million, offset by reversals of previously provided reserves of $4.9 million.

2000 Compared to 1999

         Net Sales. Net sales were $361.3 million in 2000 compared to $386.9 million in 1999. This decrease is primarily the result of the sale and disposition of two international businesses during 2000, the sale of the South African operations at the end of 1999, a decline in sales in certain foreign locations, and unfavorable changes in foreign currency exchange rates. The sales decline was partially offset by the growth in sales of Albecca's lines of premium branded products in the U.S. and the expansion of Albecca's operations in Japan. Currency fluctuations in 2000 decreased net sales by $7.8 million, primarily due to a strengthening of the U.S. Dollar against major European currencies. U.S. net sales increased 8.7% in 2000 from 1999 and, on a constant currency basis, international net sales decreased 18.8% in the same period. The increase in U.S. net sales primarily resulted from increased sales to independent custom framing retailers. The decrease in international net sales resulted primarily from the sale of the Mersch and Brio businesses, the closure of the United Kingdom - Northampton facility in 2000, the sale of the South African operations at the end of 1999, and a decrease in sales in Canada, Australia, and The Netherlands, partially offset by an increase in sales in Japan.

         Cost of Sales. Cost of sales were $211.4 million in 2000 compared to $233.8 million in 1999. This decrease is primarily a result of decreased net sales. In the U.S., gross profit margin increased to 45.6% in 2000 from 43.6% in 1999. This increase was primarily the result of an increase in sales of branded products, a decrease in the sales of products of previously acquired businesses with lower gross profit margins, favorable currency exchange rate movements in certain supplier markets, and steps taken in the previous year by management to address its non-performing U.S. acquisition-related inventory. International gross profit margin remained stable at 35.4% in 2000 and 35.3% in 1999.

         Operating Expenses. Operating expenses were $104.7 million in 2000 compared to $127.2 million in 1999. The decrease in operating expenses is primarily a result of the sale and disposition of two international businesses during 2000 and sale of the South African operations at the end of fiscal 1999, a decrease in operating expenses in Canada, Australia, and Sweden due to relocation or consolidation of locations, a decrease in duplicative acquisition related expenses and gains in efficiencies at the U.S. acquisition locations, and the reversals of previously provided reserves as more fully described in Notes 8 and 12 of the notes to consolidated financial statements, partially offset by an increase in operating expenses associated with the expansion of the Company's operations in Japan. In the U.S., operating expenses as a percentage of sales decreased to 25.1% in 2000 from 31.6% in 1999. This decrease was primarily due to the decrease in operating expenses associated with the 1998 acquisitions and the reversals of previously provided reserves as more fully described in Notes 8 and 12 of the notes to consolidated financial statements. International operating expenses as a percentage of net sales increased to 34.8% in 2000 from 34.2% in 1999. This increase in operating expenses as a percentage of sales is primarily due to the decrease in net sales in The Netherlands and Finland, partially offset by improved operating expenses in Canada, Australia and Sweden.

         Restructuring Charges. In May 2000, the Company initiated a restructuring plan related to the closure of its United Kingdom - Northampton operation and recorded a charge to operations of approximately $.9 million. Management made the decision to close this operation following a series of under-performing quarters, at which time management determined that the Company's resources, both financial and managerial, could be more effectively invested in operations with a greater potential return. This charge included severance costs for 37 team members approximating $.2 million, a $.3 million write-down of property, plant and equipment to its estimated net realizable value, $.2 million of lease termination costs and $.2 million of other exit costs. The $.2 million of lease termination costs represented the Company's estimated future obligations under the existing lease commitments of the closed facility, net of estimated recoverable costs through subleasing.

         During August 2000, additional costs of approximately $.5 million relating to the closure of the United Kingdom - Northampton operation were identified. This charge included additional severance costs of $.1 million related to an employment contract not previously identified, an additional $.2 million write-down of property, plant and equipment due to a redetermination of the estimated net realizable value, and $.2 million of additional lease termination costs and other exit costs related to a reevaluation of the period required to find a sub-tenant for the building.

         As of August 26, 2001, no team members remained at the facility and the restructuring plan was substantially complete, except for lease termination costs representing the Company's continued obligation under the existing lease commitments for the closed facility.

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

         Impairment of Goodwill.In October 1997, the Company acquired Robert F. deCastro, Inc. ("deCastro") a distributor of products in the pre-framed art and the custom framing markets. Subsequent to the acquisition, the demand in the markets for the deCastro product line has dramatically decreased or ceased. As a result, during fiscal 2000, management determined to redirect its effort from pre-framed art and to focus its energies and resources, both financial and managerial, on the custom picture framing market. The Company determined that the estimated future undiscounted cash flows of the deCastro product line were below the carrying value of the associated long-lived assets, primarily consisting of goodwill. Accordingly, during fiscal 2000, the Company adjusted the carrying value of deCastro's unamortized goodwill to its estimated fair value of approximately $.2 million, resulting in a non-cash impairment charge of approximately $5.0 million. The estimated fair value of goodwill was based on anticipated future cash flows discounted at a rate commensurate with the risk involved.

         Sale and Disposition of Entities. In June 2000, the Company sold its Brio operations, located in France, which is a manufacturer and supplier of readymade frames and framing supplies to large "Do-It-Yourself" stores in Europe. This decision was based on management's decision to focus its energies and resources, both financial and managerial, on the European custom picture framing market. The transaction was concluded on May 31, 2000, resulting in cash proceeds of approximately $14.0 million. The Company recorded a gain on the sale of the Brio operations of approximately $3.9 million.

         The sales agreement required Brio to maintain a minimum level of working capital through the closing date as supported by a closing balance sheet audit. As such, the preliminary estimated gain is subject to adjustment pending the final results of the audit. In addition, the sale agreement requires the Company to repurchase any receivables and inventory on hand at the date of sale which remain uncollected or unsold six and twelve months, respectively, after the closing date of the transaction. As of August 26, 2001, the net working capital, inventory and receivable issues related to the disposition of Brio have not been resolved. Management expects a final agreement to be reached by the end of the second quarter of fiscal 2002. The Company believes it has adequately reserved for this contingency. Brio's nine-month sales and operating income for fiscal 2000 were approximately $16.1 million and $.9 million, respectively. In the opinion of management, the disposition of Brio will not have a material impact on the future operations or financial position of the Company.

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

         In addition, the sale agreements required the Mersch entities to maintain a minimum level of working capital through the closing date as supported by a closing balance sheet audit, which has not yet been agreed to by the respective parties. The Company recorded its best estimate of the net working capital shortfall, based upon preliminary results of the closing balance sheet audit as part of the total $3.0 million loss on the sale. Management expects a final agreement on the net working capital issue to be reached by the end of the second quarter of fiscal 2002.

         The Mersch entities' five month sales and operating income for fiscal 2000 were approximately $10.0 million and $.04 million, respectively. In the opinion of management, the disposition of the Mersch entities will not have a material impact on the future operations or financial position of the Company.

         In August 2000, the Company sold its Erijko Belgium operations for cash proceeds of less than $.1 million. This decision was based on management's decision to focus its energies and resources, both financial and managerial, on operations with a greater potential return. In the opinion of management, the disposition of Erijko Belgium will not have a material impact on the future operations or financial position of the Company. No material gain or loss was recorded as a result of this sale.

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

         Extraordinary Gain on Repurchase of Debt. Consistent with its stated objective of using a portion of its cash to lower its debt, including its senior subordinated notes, during the year Albecca repurchased $39.8 million of its senior subordinated notes. The debt repurchases resulted in an extraordinary gain of $5.8 million, net of applicable state taxes of $.2 million.

         Adjusted EBITDA. Adjusted EBITDA is defined as operating income plus depreciation, amortization (excluding amortization of bond issuance costs), restructuring charges and adjusted for certain infrequent or non-recurring items. For the reasons set forth above, adjusted EBITDA was $47.9 million in 2000 compared to $35.2 million in 1999. Adjusted EBITDA for the year ended August 27, 2000 excludes restructuring charges of $1.4 million and an impairment charge to goodwill of $5.0 million, offset by reversals of previously provided reserves of $4.9 million. Adjusted EBITDA for the year ended August 29, 1999 excludes restructuring charges of $1.5 million and net infrequent and non-recurring items of $.4 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds have been, and are expected to continue to be, cash flow from operations and its on-hand cash and cash equivalents. The Company's principal need for funds historically has been to finance its working capital (principally inventory and accounts receivable), capital expenditures, acquisitions and distributions to the Company's shareholder to pay income taxes as a result of its status as an S corporation. As of August 26, 2001, the Company had cash and cash equivalents of $19.1 million compared to $23.3 million as of August 26, 2000.

         Net cash provided by operating activities was $13.6 million, $39.2 million and $30.8 million in 1999, 2000 and 2001, respectively. In fiscal 2000, a significant increase in adjusted EBITDA and a large decrease in inventories were the primary reasons for the increase in net cash provided by operating activities compared to fiscal 1999. In fiscal year 2001, adjusted EBITDA again increased, however, this increase was offset by an increase in inventories and a decrease in accrued liabilities, resulting in a decrease in net cash provided by operating activities between fiscal years 2000 and 2001.

         Net cash used in investing activities was $10.1 million in 1999 and $2.4 million in 2001. Net cash provided by investing activities was $21.5 million in 2000. Cash flows from investing activities have been used primarily for the acquisition of manufacturers and distributors of custom framing products as well as for capital expenditures. Albecca invested $3.6 million for acquisitions in 1999 and $1.9 million for acquisitions in 2000. There were no acquisitions during 2001. Net cash provided by investing activities has primarily been from the disposition of businesses. Albecca received proceeds of $30.3 million from dispositions in fiscal 2000. Capital expenditures, excluding acquisition costs, were $5.9 million, $8.8 million and $3.9 million in 1999, 2000 and 2001, respectively. Albecca's historical capital expenditures have primarily been used to expand its distribution network, enhance management information systems and improve manufacturing efficiencies. During 2000, Albecca invested approximately $5.6 million in the construction of the Company's new manufacturing plant and related purchases of equipment in Ashland, Wisconsin. During fiscal 2001, Albecca invested approximately $.8 million for the purchase of the design center building in Evergreen, Colorado, as discussed more fully in
Note 7 of the notes to consolidated financial statements.

         Net cash used in financing activities increased from $22.9 million in 1999 to $73.8 million in 2000 and decreased to $32.6 million in 2001. The increase from 1999 to 2000 is primarily due to the Company's repurchase of $39.8 million of its senior subordinated notes and debt reduction of $17.4 million associated with the disposition of the Mersch and Brio entities during fiscal 2000. In fiscal 2001, the Company continued its focus on reducing its debt by repurchasing $14.0 million of its senior subordinated notes and also reducing other bank debt worldwide by approximately $5.0 million.

         At August 26, 2001, Albecca had outstanding indebtedness of approximately $151.2 million, consisting of $134.9 million in principal amount of the senior subordinated notes and $16.3 million of other indebtedness. Albecca's primary sources of liquidity will be cash flow internally generated from operations and its available cash and cash equivalents of $19.1 million.

         In June 2000, the Company completed an Industrial Revenue Bond placement through an economic incentive program by the City of Ashland, Wisconsin, relating to the development of the Company's new manufacturing plant and purchase of associated equipment. The placement was for $4.6 million, net of debt issuance costs of $.09 million, of variable interest rate notes with a weekly adjusting rate, which at closing was 4.37%. Scheduled payments consist of interest-only payments for the first five years and, subsequently, principal payments for a period of fifteen years ranging from $.2 million to $.4 million. The bonds are secured by a letter of credit that is collateralized by the new manufacturing plant and a majority of the related new and existing furniture, machinery and equipment.

         Albecca's foreign subsidiaries have outstanding indebtedness under various foreign credit facilities, term notes and purchase money financing obligations, which had an aggregate outstanding balance of $9.6 million as of August 26, 2001. Indebtedness of the foreign subsidiaries is effectively senior to the senior subordinated notes and the guarantees thereof given by the US subsidiaries.

         The largest of Albecca's foreign credit facilities is the $6.2 million credit facility entered into by Larson-Juhl Canada Ltd. to fund its Canadian operations. Borrowings under the Canadian facility bear interest at LIBOR plus
 .75%. The Canadian facility is secured by all of the assets of Larson-Juhl Canada. The Canadian facility is subject to certain customary financial and other covenants, including without limitation:

         (1)      financial reporting;

         (2)      funded indebtedness to total capitalization ratio;

         (3)      leverage ratio;

         (4)      tangible net worth; and

         (5) limitations on indebtedness, contingent obligations, liens, loans, repayments of intercompany indebtedness, dividends, advances, investments, acquisitions, mergers and sale of assets.

         As of August 29, 1999 and August 27, 2000, approximately $1.7 million and $1.0 million was outstanding under the Canadian credit facility, respectively. Borrowings under the Canadian facility were repaid during fiscal 2001 and there was no balance outstanding at August 26, 2001.

         Albecca's other debt includes a series of revolving credit facilities and term notes used to finance working capital needs and acquisitions in the respective countries in which Albecca operates. These facilities and notes range in size from less than $1.0 million to $1.2 million. The indebtedness under these facilities and notes generally bears interest at rates ranging from 4.8% to 11.5% per annum, as of August 26, 2001, and matures on various dates ranging through December 2017. Certain of these facilities and notes are secured by assets of the respective borrowers, including accounts receivable, inventory, property or capital stock, and are generally subject to certain customary financial and other covenants, including limitations on repayment of intercompany indebtedness and payment of dividends.

         Total foreign revolving facilities provide Albecca with additional borrowings of up to $8.7 million as of August 26, 2001.

         As of August 26, 2001, Albecca did not have a bank credit facility in place to fund its U.S. operations, nor had it entered into any agreements, commitments, discussions or understandings with respect to such a credit facility.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In July and September 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." EITF Issue 00-10 requires that all amounts billed to a customer in a sale transaction for shipping and handling be classified as sales and recommends that shipping and handling expenses be classified as cost of sales. As required, the Company implemented EITF Issue 00-10 during the fourth quarter of fiscal 2001. Prior to implementation, the Company classified most shipping and handling revenues and costs, on a net basis, in selling and administrative expense. Accordingly, these costs were reclassified to sales and cost of sales for the current period and all prior periods presented. Costs reclassified to cost of sales for the purpose of EITF Issue 00-10 included all third party shipping expenses as well as variable handling costs such as shipping supplies.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, eliminating the pooling-of-interests method. SFAS No. 141 also establishes criteria to be used in identifying intangible assets to be recognized separately from goodwill in an acquisition. SFAS No. 142 outlines the methods to be used to account for goodwill and other intangible assets after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment annually. Intangible assets with definite useful lives will be amortized over their estimated useful life, which will no longer be limited to forty years. The Company intends to implement SFAS No. 142, as required, on the first day of fiscal 2003. Management is currently evaluating the effect of this Statement on the Company's financial position and results of operations. (See Note 1 of the notes to consolidated financial statements, Other Long-Term Assets, for details of the Company's current goodwill, intangible assets and amortization expense.)

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction or development transactions. The Company plans to adopt SFAS No. 143 on the first day of fiscal 2003. The adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." This Statement clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. This Statement is effective for fiscal years beginning after December 15, 2001. The adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EXCHANGE RATES

         Albecca is affected by fluctuations in the values of currencies in the 15 countries in which it operates. Albecca's results of operations and financial condition may be adversely affected by fluctuations in foreign currencies and by translations of the financial statements of Albecca's international operations from local currencies into U.S. Dollars. Albecca addresses this exposure by financing most funding needs in the applicable foreign currencies. In addition, the exposure is further mitigated by each of the international operations transacting business primarily in its local currency.

         The Company does hold some forward foreign currency contracts. These contracts are primarily in place at the Company's United Kingdom and United States operations and are used as a hedge against currency risks associated with inventory purchases and not for trading or speculative purposes. The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates. As of August 26, 2001, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $.3 million. Gains and losses on the foreign currency exchanges are defined as the difference between the above contract rate at its inception date and the current exchange rate. However, any such gains and losses would generally be offset by corresponding losses and gains, respectively on the related hedged asset or liability.

INTEREST RATES

         The Company is exposed to market risk from changes in interest rates. The Company's primary interest rate risk relates to its long-term debt obligations. At August 26, 2001, the Company had total long-term debt obligations (including the current portion of those obligations) of $151.2 million. Of that amount, $144.1 million was in fixed rate obligations and $7.1 million was in variable rate obligations. Based on the Company's market risk sensitive instruments (i.e. its variable rate debt) outstanding at August 26, 2001, the Company has determined that there was no material market risk exposure to the Company's financial position, results of operations, or cash flows as of such date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  ALBECCA INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

    Report of Independent Public Accountants - Arthur Andersen LLP                                                     F-2

    Auditors' Report - BDO Walgemoed CampsObers                                                                        F-3

    Consolidated Balance Sheets as of August 27, 2000 and August 26, 2001                                              F-4

    Consolidated Statements of Operations for each of the three years ended August 29, 1999,
                                                                                                                       F-5
      August 27, 2000 and August 26, 2001

    Consolidated Statements of Shareholder's Deficit for each of the three years ended
                                                                                                                       F-6
      August 29, 1999, August 27, 2000 and August 26, 2001

    Consolidated Statements of Cash Flows for each of the three years ended August 29, 1999,
                                                                                                                       F-7
      August 27, 2000 and August 26, 2001

    Notes to Consolidated Financial Statements                                                                         F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Albecca Inc.:

We have audited the accompanying consolidated balance sheets of Albecca Inc. (a Georgia corporation) and subsidiaries as of August 26, 2001 and August 27, 2000, and the related consolidated statements of operations, shareholder's deficit, and cash flows for each of the three years in the period ended August 26, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Larson-Juhl Netherlands B.V. and subsidiaries, which statements reflect total assets of 7% and 6% at August 26, 2001 and August 27, 2000, and total revenues of 4%, 4% and 5% for each of the three years in the period ended August 26, 2001. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Albecca Inc. and subsidiaries as of August 26, 2001 and August 27, 2000, and the results of their operations and their cash flows for each of the three years in the period ended August 26, 2001, in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP
Atlanta, Georgia
October 19, 2001

LARSON-JUHL NETHERLANDS B.V.

AUDITORS' REPORT

To the shareholders of Larson-Juhl Netherlands B.V.:

We have audited the financial statements of Larson-Juhl Netherlands B.V. at Barneveld, The Netherlands for the three year period ended August 26, 2001.

The Company's management is responsible for the preparation of these financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

We conducted our audit in accordance with the auditing standards generally accepted in The Netherlands and in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements for the period August 28, 2000 up to and including August 26, 2001 and including those for fiscal year 1999 (for the period August 31, 1998 up to and including August 29, 1999) and the fiscal year 2000 (for the period August 30, 1999 up to and including August 27, 2000) as previously audited by us give a true and fair view of the financial position of the Company as at August 26, 2001 and of the results of its operations and cash flows for the three years ended August 26, 2001 and have been properly prepared in accordance with accounting principles generally accepted in The Netherlands and comply with the financial reporting requirements included in Part 9, Book 2 of the Dutch Civil Code.

Arnhem, October 11, 2001

BDO Walgemoed CampsObers
Accountants



/s/ BDO Walgemoed CampsObers
Arnhem, The Netherlands

                                  ALBECCA INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                               AUGUST 27, 2000     AUGUST 26, 2001
                                                                                               ---------------     ---------------
                                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                     $   23,321           $   19,146
   Accounts receivable, less allowances for doubtful accounts of
      $5,283 and $4,602 at August 27, 2000 and August 26, 2001                                       36,384               32,967
   Inventories                                                                                       48,413               50,423
   Other current assets                                                                               4,754                6,203
                                                                                                 ----------           ----------
      Total current assets                                                                          112,872              108,739
PROPERTY, PLANT AND EQUIPMENT, net                                                                   36,692               35,097
OTHER LONG-TERM ASSETS                                                                               41,531               39,297
                                                                                                 ----------           ----------
                                                                                                 $  191,095           $  183,133
                                                                                                 ==========           ==========

                                     LIABILITIES AND SHAREHOLDER'S DEFICIT

CURRENT LIABILITIES:
   Current maturities of long-term debt                                                          $    7,686           $    5,917
   Accounts payable                                                                                  17,247               17,680
   Accrued liabilities                                                                               24,664               18,547
                                                                                                 ----------           ----------
      Total current liabilities                                                                      49,597               42,144
                                                                                                 ----------           ----------
LONG-TERM DEBT, less current maturities (Note 4)                                                    162,496              145,240
                                                                                                 ----------           ----------
OTHER LONG-TERM LIABILITIES                                                                           8,879                8,976
                                                                                                 ----------           ----------

SHAREHOLDER'S DEFICIT (Note 6)
   Preferred stock, $.01 par value; 50,000,000 shares authorized and no shares issued and outstanding at August 27, 2000 and
      August 26, 2001                                                                                    --                   --
   Class A common stock, $0.01 par value; 250,000,000 shares
      authorized, 374,000 shares issued and outstanding at August 27,
      2000 and August 26, 2001                                                                            4                    4
   Class B common stock, $0.01 par value; 100,000,000 shares
      authorized, 16,626,000 shares issued and outstanding at August
      27, 2000 and August 26, 2001                                                                      166                  166
   Additional paid-in capital                                                                         7,326                7,326
   Accumulated deficit                                                                              (23,578)              (6,098)
   Cumulative foreign currency translation adjustment                                               (13,795)             (14,625)
                                                                                                 ----------           ----------
   Total shareholder's deficit                                                                      (29,877)             (13,227)
                                                                                                 ----------           ----------
                                                                                                 $  191,095           $  183,133
                                                                                                 ==========           ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                  ALBECCA INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                        FOR THE YEARS ENDED
                                                                         ----------------------------------------------------
                                                                         AUGUST 29,           AUGUST 27,           AUGUST 26,
                                                                            1999                 2000                 2001
                                                                         ----------           ----------           ----------
Net sales                                                                $  386,898           $  361,333           $  314,124
Cost of sales                                                               233,782              211,399              175,791
                                                                         ----------           ----------           ----------
     Gross profit                                                           153,116              149,934              138,333
Operating expenses                                                          127,150              104,678               90,049
Restructuring charges (Note 11)                                               1,491                1,361                  (52)
Impairment of goodwill (Notes 1 and 12)                                          --                4,997                   --
                                                                         ----------           ----------           ----------
     Operating income                                                        24,475               38,898               48,336
Net loss (gain) on dispositions of businesses (Note 11)                       4,136                 (969)                  --
Interest income                                                              (2,254)              (4,587)              (7,400)
Interest expense                                                             26,163               24,265               23,566
Other loss                                                                       --                   --                   46
                                                                         ----------           ----------           ----------
     (Loss) income before provision for income taxes,
       minority interest and extraordinary gain                              (3,570)              20,189               32,124
Provision for income taxes                                                    2,204                3,654                  781
Minority interest                                                               318                  298                  104
                                                                         ----------           ----------           ----------
     (Loss) income before extraordinary gain                                 (6,092)              16,237               31,239
Extraordinary gain on repurchase of debt, net of tax (Note 4)                 1,331                5,833                  341
                                                                         ----------           ----------           ----------
     Net (loss) income                                                   $   (4,761)          $   22,070           $   31,580
                                                                         ==========           ==========           ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                  ALBECCA INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                         CUMULATIVE
                                                                                                          FOREIGN
                                              CLASS A               CLASS B      ADDITIONAL               CURRENCY
                                           COMMON STOCK          COMMON STOCK      PAID-IN  ACCUMULATED  TRANSLATION
                                        SHARES     AMOUNT      SHARES     AMOUNT   CAPITAL    DEFICIT     ADJUSTMENT     TOTAL
                                       --------    ------    ----------   ------ ---------- -----------  -----------    --------
BALANCE, August 30, 1998                374,000     $   4    16,626,000    $ 166    $7,326    $(24,029)    $ (9,111)    $(25,644)
 Net loss                                    --        --            --       --        --      (4,761)          --
  Foreign currency translation
   adjustment                                --        --            --       --        --          --          780
  Total comprehensive income                                                                                              (3,981)
  Distribution to shareholders               --        --            --       --        --      (4,308)          --       (4,308)
                                       --------     -----    ----------    -----    ------    --------     --------     --------
BALANCE, August 29, 1999                374,000         4    16,626,000      166     7,326     (33,098)      (8,331)     (33,933)
 Net income                                  --        --            --       --        --      22,070           --
  Foreign currency translation
   adjustment                                --        --            --       --        --          --       (5,464)
  Total comprehensive income                                                                                              16,606
 Distribution to shareholders                --        --            --       --        --     (12,550)          --      (12,550)
                                       --------     -----    ----------    -----    ------    --------     --------     --------
BALANCE, August 27, 2000                374,000         4    16,626,000      166     7,326     (23,578)     (13,795)     (29,877)
 Net income                                  --        --            --       --        --      31,580           --
  Foreign currency translation
   adjustment                                --        --            --       --        --          --         (830)
  Total comprehensive income                                                                                              30,750
 Distribution to shareholders                --        --            --       --        --     (14,100)          --      (14,100)
                                       --------     -----    ----------    -----    ------    --------     --------     --------
BALANCE, August 26, 2001                374,000     $   4    16,626,000    $ 166    $7,326    $ (6,098)    $(14,625)    $(13,227)
                                       ========     =====    ==========    =====    ======    ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                                  ALBECCA INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          FOR THE YEARS ENDED
                                                                         ----------------------------------------------------
                                                                         AUGUST 29,           AUGUST 27,           AUGUST 26,
                                                                            1999                 2000                 2001
                                                                         ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                      $   (4,761)          $   22,070           $   31,580
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Minority interest                                                           318                  298                  104
    Depreciation and amortization                                             9,153                8,010                5,239
    Loss on disposal of property, plant and equipment                         1,205                1,981                  678
    Impairment of goodwill                                                       --                4,997                   --
    Net loss (gain) on dispositions of businesses                             4,136                 (969)                  --
    Extraordinary gain on repurchase of debt (Note 4)                        (1,331)              (5,833)                (341)
    Changes in operating assets and liabilities:
      Accounts receivable                                                     1,171               (2,052)               2,938
      Inventories                                                             3,405               11,784               (2,644)
      Other current assets                                                    1,502                 (306)              (1,456)
      Accounts payable                                                          165                 (688)                 564
      Accrued liabilities                                                       890               (1,984)              (6,437)
      Other                                                                  (2,208)               1,872                  589
                                                                         ----------           ----------           ----------
        Net cash provided by operating activities                            13,645               39,180               30,814
                                                                         ----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                 (5,948)              (8,810)              (3,885)
  Acquisitions of businesses                                                 (3,594)              (1,872)                  --
  Proceeds from sales of property, plant and equipment                        2,430                1,517                1,348
  Proceeds from dispositions of businesses                                      164               30,257                   --
  Changes in other long-term assets                                          (3,168)                 414                  143
                                                                         ----------           ----------           ----------
        Net cash (used in) provided by investing activities                 (10,116)              21,506               (2,394)
                                                                         ----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for additional debt issue costs                                     (516)                  --                   --
  Proceeds from revolving credit facilities                                  24,524               27,112               19,143
  Repayments of revolving credit facilities                                 (26,339)             (38,798)             (20,385)
  Proceeds from long-term debt                                               15,658               11,591                1,618
  Repayments of long-term debt                                              (31,876)             (61,109)             (18,829)
  Distributions to shareholders                                              (4,308)             (12,550)             (14,100)
                                                                         ----------           ----------           ----------
        Net cash used in financing activities                               (22,857)             (73,754)             (32,553)
                                                                         ----------           ----------           ----------
EFFECT OF EXCHANGE RATES ON CASH                                               (498)               1,331                  (42)
                                                                         ----------           ----------           ----------
NET DECREASE IN CASH                                                        (19,826)             (11,737)              (4,175)
CASH and cash equivalents, beginning of period                               54,884               35,058               23,321
                                                                         ----------           ----------           ----------
CASH and cash equivalents, end of period                                 $   35,058           $   23,321           $   19,146
                                                                         ==========           ==========           ==========
SUPPLEMENTAL INFORMATION:
  Interest paid                                                          $   26,552           $   24,481           $   23,679
                                                                         ==========           ==========           ==========
  Income taxes paid                                                      $    2,036           $    2,331           $    2,337
                                                                         ==========           ==========           ==========
  Details of acquisitions (Note 2):
    Fair value of assets acquired                                        $   (4,599)          $   (1,872)          $       --
    Liabilities assumed                                                         946                   --                   --
                                                                         ----------           ----------           ----------
    Cash paid                                                                (3,653)              (1,872)                  --
    Less cash acquired                                                           59                   --                   --
                                                                         ----------           ----------           ----------
        Net cash paid for acquisitions                                   $   (3,594)          $   (1,872)          $       --
                                                                         ==========           ==========           ==========
NON-CASH FINANCING ACTIVITIES:
  Note receivable from sale of operations
    in South Africa (Note 11)                                            $      393           $       --           $       --
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

                                  ALBECCA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Albecca Inc. (the "Company" or "Albecca," formerly Larson-Juhl Inc.) primarily does business under the Larson-Juhl name. The Company designs, manufactures and distributes a complete line of high quality, branded custom framing products, including wood and metal moulding, matboard, foamboard, glass, equipment and other framing supplies. The Company operates in 15 countries, primarily in North America and Europe.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Albecca and its subsidiaries. All significant intercompany transactions are eliminated. Minority interest represents minority shareholders' interests in certain majority-owned subsidiaries.

FISCAL PERIOD

         The reporting period for the Company and its subsidiaries is either a 52- or 53-week period ending on the last Sunday in August. The Company's fiscal years ended August 29, 1999, August 27, 2000 and August 26, 2001 were 52-week years.

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

INVENTORIES

         Inventories consist primarily of finished goods and are stated at the lower of cost or market. Cost is determined using the last-in, first-out method for inventories within the United States (approximately 45.1% and 49.2% of total inventories at August 27, 2000 and August 26, 2001, respectively) and the first-in, first-out method for inventories within foreign countries. Additionally, cost includes materials, direct and indirect labor and capitalizable overhead. If the first-in, first-out method of valuing inventories had been used exclusively, inventories of the Company would have been $3,206,000 and $3,472,000 higher at August 27, 2000 and August 26, 2001, respectively.

    Inventories consist of the following (in thousands):

                                                    AUGUST 27,     AUGUST 26,
                                                       2000           2001
                                                    ----------     ----------
         Raw materials                               $  6,290       $  6,218
         Work in process                                2,127          1,812
         Finished goods                                39,996         42,393
                                                     --------       --------
                                                     $ 48,413       $ 50,423
                                                     ========       ========

                                  ALBECCA INC.

PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets (buildings -- 15-40 years, machinery and equipment -- 7-20 years, and furniture and fixtures -- 3-7 years) using primarily the straight-line method.

         Property, plant, and equipment consist of the following (in thousands):

                                                             AUGUST 27,              AUGUST 26,
                                                                2000                   2001
                                                             ----------              ----------
         Land and buildings                                  $ 29,120                $28,615
         Machinery and equipment                               24,358                 24,614
         Furniture and fixtures                                 8,863                  8,883
                                                             --------                -------
                                                               62,341                 62,112
         Less accumulated depreciation                         25,649                 27,015
                                                             --------                -------
                                                             $ 36,692                $35,097
                                                             ========                =======

         Depreciation expense included in the accompanying consolidated statements of operations for the years ended August 29, 1999, August 27, 2000 and August 26, 2001 was approximately $6,637,000, $5,713,000 and $3,454,000, respectively.

OTHER LONG-TERM ASSETS

         Other long-term assets consist primarily of goodwill and other acquisition-related intangible assets which are stated at cost or fair value less accumulated amortization.

         Goodwill is generally amortized over 40 years using the straight-line method. Trademarks, trade names and other intangible assets are stated at cost, less accumulated amortization, and are amortized over 10 to 15 years using the straight-line method. Bond issuance costs are amortized over the life of the senior subordinated notes (10 years) using the effective interest method.

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

         It is the Company's policy to amortize goodwill and other intangible assets over future periods estimated to be benefited based on relevant factors. The Company reviews all known factors in evaluating the period of goodwill amortization. Such factors include the nature of the industry in which the Company and its acquisitions operate (i.e. a mature industry with relatively high barriers to entry), the dominant market position of the acquired businesses, the competitive advantages of the existing distribution networks and manufacturing processes of the acquired businesses, the existence of strategic and loyal customer and/or supplier bases, and a solid reputation of the acquired businesses for the delivery and/or manufacture of quality products.

         During fiscal year 2001, the Company repurchased $14,000,000 of its 10.75% senior subordinated notes (Note 4). The repurchase resulted in a reduction of $381,000 of the related capitalized bond issuance costs. During fiscal year 2000, the Company repurchased $39,820,000 of its 10.75% senior subordinated notes. The repurchase resulted in a reduction of $1,256,000 of the related capitalized bond issuance costs.

         During fiscal 2000, as more fully discussed in Note 12, the Company adjusted the carrying value of the unamortized goodwill related to its Robert F. deCastro Inc. acquisition to its estimated fair value of $192,000, resulting in a non-cash impairment charge of $4,997,000.

                                  ALBECCA INC.

         Other long-term assets consist of the following (in thousands):

                                                              AUGUST 27,     AUGUST 26,
                                                                2000            2001
                                                              ----------     ----------
         Goodwill                                             $ 33,208        $ 32,887
         Trademarks and trade names                              3,715           3,765
         Bond issuance costs                                     5,715           5,334
         Other                                                   4,594           4,488
                                                              --------        --------
                                                                47,232          46,474
         Less accumulated amortization                           5,701           7,177
                                                              --------        --------
                                                              $ 41,531        $ 39,297
                                                              ========        ========

         Amortization expense included in the accompanying Consolidated Statements of Operations for the years ended August 29, 1999, August 27, 2000 and August 26, 2001 was approximately $2,516,000, $2,297,000 and $1,785,000 respectively.

INCOME TAXES

         Albecca is an S corporation and several of its subsidiaries are classified as either partnerships or single member entities, and as such are treated as pass-through entities under the Internal Revenue Code. They are not subject to federal and certain state income taxes. As a result, the related taxable income is included in the tax returns of the shareholders and members of the respective companies. The Company makes distributions to its shareholder to pay his income tax obligations as a result of the Company's status as an S corporation. The provision for income taxes included in the accompanying consolidated financial statements primarily relates to certain state and foreign income taxes.

FOREIGN CURRENCY TRANSLATION AND EXPOSURE

         The asset and liability accounts of foreign subsidiaries have been translated into U.S. Dollars at the rate of exchange in effect at each balance sheet date. Shareholder's deficit is translated at historical rates. Resulting translation adjustments are reflected as a separate component of shareholder's deficit. The accounts of foreign subsidiaries' statements of operations are translated at the weighted average exchange rate during the period. Gains or losses on foreign currency transactions are included in income as incurred and are not material to the Company's statements of operations for the years presented. The denomination of foreign subsidiaries' account balances in their local currency exposes the Company to certain foreign exchange rate risks. The Company addresses the exposure by financing most working capital needs in the applicable foreign currencies. Management does not believe the remaining risks to be significant.

         Effective August 28, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement became effective for all fiscal years beginning after June 15, 2000.

         The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in comprehensive income (equity) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. In transition, the Statement required all hedging relationships to be evaluated and designated anew, resulting in a cumulative transition adjustment to earnings and other comprehensive income (equity). The Company adopted SFAS 133 on August 28, 2000. The adoption was not material to the consolidated financial statements.

         The Company has historically entered into forward exchange contracts to reduce the foreign currency exchange risks associated with its committed and anticipated foreign currency denominated purchases. Its U.S. operations purchase primarily the Italian Lira, Spanish Peseta, French Franc, and the Euro, and its United Kingdom subsidiary primarily enters into U.S. Dollar and Euro forward exchange contracts.

                                  ALBECCA INC.

         At August 27, 2000, the Company's United Kingdom subsidiary had (pound)1,900,000 ($3,094,000) of U.S. Dollar forward exchange contracts, maturing in one year or less, related to inventory purchase transactions as well as EUR 2,596,000 ($2,371,000) of Euro forward exchange contracts at August 26, 2001. The subsidiary had no Euro forward exchange contracts at August 27, 2000 and no U.S. Dollar forward exchange contracts at August 26, 2001. The Company's U.S. operations held Euro and Italian Lira forward exchange contracts at August 26, 2001 of EUR 775,000 ($672,000) and ITL 500,000,000 ($224,000), maturing before the end of the first quarter of fiscal 2002.

         The carrying amount of derivatives at fair value as of August 26, 2001 was a net asset of $42,000. For fiscal year 2001, an offsetting gain of $42,000 was recorded, representing the change in fair value of the derivatives. As of August 26, 2001, the maximum period of time the Company was hedging its exposure to the variability in future cash flows for forecasted transactions was approximately nine months.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of the Company's long-term debt is estimated based on current rates offered for debt of similar terms and maturities. Under this method, the Company's fair value of long-term debt was not significantly different than the stated value at August 27, 2000 and August 26, 2001.

REVENUE RECOGNITION

         The Company recognizes revenue at the time of shipment of products. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). The Company did not experience a material impact to its consolidated financial statements as a result of the adoption of SAB No. 101, as the Company had already been complying with the provisions of the bulletin.

ADVERTISING

         All costs associated with advertising and promoting products are expensed in the period incurred. The amounts expensed for the years ended August 29, 1999, August 27, 2000 and August 26, 2001 were approximately $4,994,000,
$3,138,000 and $2,823,000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July and September 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." EITF Issue 00-10 requires that all amounts billed to a customer in a sale transaction for shipping and handling be classified as sales and recommends that shipping and handling expenses be classified as cost of sales. As required, the Company implemented EITF Issue 00-10 during the fourth quarter of fiscal 2001. Prior to implementation, the Company classified most shipping and handling revenues and costs, on a net basis, in selling and administrative expense. Accordingly, these costs were reclassified to sales and cost of sales for the current period and all prior periods presented. Costs reclassified to cost of sales for the purpose of EITF Issue 00-10 included all third party shipping expenses as well as variable handling costs such as shipping supplies.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, eliminating the pooling-of-interests method. SFAS No. 141 also establishes criteria to be used in identifying intangible assets to be recognized separately from goodwill in an acquisition. SFAS No. 142 outlines the methods to be used to account for goodwill and other intangible assets after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment annually. Intangible assets with definite useful lives will be amortized over their estimated useful life, which will no longer be limited to forty years. The Company intends to implement SFAS No. 142, as required, on the first day of fiscal 2003. Management is currently evaluating the effect of this Statement on the Company's financial position and results of operations. (See Note 1, Other Long-Term Assets, for details of the Company's current goodwill, intangible assets and amortization expense.)

                                  ALBECCA INC.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction or development transactions. The Company plans to adopt SFAS No. 143 on the first day of fiscal 2003. The adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." This Statement clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. This Statement is effective for fiscal years beginning after December 15, 2001. The adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the current period presentation.

2. ACQUISITIONS

         The following acquisitions were accounted for under the purchase method of accounting, applying the provisions of Accounting Principles Board ("APB") Opinion No. 16, and as a result, the Company has recorded the tangible and identifiable intangible assets and liabilities of the acquired businesses at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill, which is generally amortized over 40 years. The acquisitions were primarily financed with available cash borrowings under the Company's former revolving credit facility and other debt instruments (Note
4). The accompanying consolidated financial statements reflect the operations of the acquired businesses for the periods after their respective dates of acquisition.

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

3. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

         Accrued liabilities consist of the following (in thousands):

                                                                AUGUST 27,                AUGUST 26,
                                                                   2000                      2001
                                                                ----------                ----------
         Accrued operating expenses                              $  6,385                  $  2,706
         Accrued payroll and benefits                               9,566                     7,836
         Accrued income taxes                                       2,666                       713
         Accrued interest                                             879                       783
         Accrued taxes (other than income)                          1,386                     1,308
         Other                                                      3,782                     5,201
                                                                 --------                  --------
                                                                 $ 24,664                  $ 18,547
                                                                 ========                  ========

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

         Accruals related to these compensation arrangements of $5,852,000 as of August 27, 2000 and $5,057,000 as of August 26, 2001 are included as a component of accrued payroll and benefits and other long-term liabilities. During fiscal 2000, the majority shareholder and the Company agreed to pay the portion of this deferred compensation due the majority

                                  ALBECCA INC.

shareholder in annual payments of $500,000 beginning in fiscal year 2001 through fiscal year 2009. Interest will accrue on the unpaid deferred compensation at an annual rate of prime less 1%.

4. LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                                                                   AUGUST 27,       AUGUST 26,
                                                                                                      2000             2001
                                                                                                   ----------       ----------
         Industrial revenue bonds, due July 2020, principal paid
            annually beginning in 2005, variable interest paid monthly
            (2.35% as of August 26, 2001), secured by a letter of credit                           $    4,600       $    4,600
         10.75% senior subordinated notes, due August 2008, interest paid semi-annually in arrears on February 15 and August 15
            of each year                                                                              148,930          134,930
         Demand note payable in Dutch Guilders, interest paid quarterly at a base rate plus 1.25% (6.25% as of August 26, 2001)
            secured by certain accounts receivable, inventory and property                              1,298            1,194
         Other long-term notes, interest payable at a weighted  average rate of 6.2%, maturing at various dates through 2017, no
            individual note exceeding $1,100                                                           15,354           10,433
                                                                                                   ----------       ----------
                                                                                                      170,182          151,157
         Less current maturities                                                                        7,686            5,917
                                                                                                   ----------       ----------
                   Long-term portion                                                               $  162,496       $  145,240
                                                                                                   ==========       ==========

         Certain of the above facilities are subject to restrictive financial covenants related to adjusted tangible net worth and cash flow, as defined. Additionally, the notes in foreign currencies above generally restrict the foreign subsidiary holding the applicable notes from the payment of dividends or repayments of intercompany loans to Albecca or other subsidiaries. Certain revolving facilities provide Albecca with additional borrowings of up to $8,696,000 as of August 26, 2001. Albecca had outstanding letters of credit totaling $1,087,000 as of August 26, 2001.

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

         The Company's payment obligations under the Notes are jointly and severally guaranteed by the Subsidiary Guarantors, as defined (Note 13). The subsidiary guarantees are unconditional in nature. The indenture to the Notes provides that no Subsidiary Guarantor may consolidate with or merge with or into another entity unless the surviving entity of such a consolidation or merger assumes all the obligations of the Subsidiary Guarantor.

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

         During fiscal 2001, the Company repurchased a portion of the Notes with a face value of $14,000,000. The repurchase resulted in a net extraordinary gain of $341,000, net of applicable state taxes of $12,000. During fiscal 2000, the Company repurchased a portion of the Notes with a face value of $39,820,000. The repurchases resulted in a net extraordinary gain of $5,833,000, net of applicable state taxes of $222,000.

    Other long-term notes included borrowings denominated in foreign currencies in the aggregate amounts of $13,305,000 and $8,400,000 as of August 27, 2000 and August 26, 2001, respectively.

                                  ALBECCA INC.

         Aggregate maturities of long-term debt as of August 26, 2001 are as follows: 2002 - $5,917,000; 2003 - $1,646,000; 2004 - $883,000; 2005 - $954,000;
2006 - $945,000; thereafter, $140,812,000.

5. GEOGRAPHIC INFORMATION

         Albecca primarily manages its business geographically. The geographic regions are organized into the following categories: United States, Canada and International. These segments represent the informational format of internal management reporting used by the chief decision-maker. Relevant data for these reportable segments is presented below (in thousands):



                                                                                              2001
                                                                   ---------------------------------------------------------------
                                                                    UNITED                            INTER-
                                                                    STATES            CANADA          NATIONAL             TOTAL
                                                                   --------          -------          --------           ---------
Net sales, aggregate                                               $213,425          $25,437          $ 84,803           $ 323,665
Net sales, intersegment                                               2,689            3,419             3,433               9,541
                                                                   --------          -------          --------           ---------
Net sales, external                                                 210,736           22,018            81,370             314,124
Cost of sales                                                       111,238           13,627            50,926             175,791
                                                                   --------          -------          --------           ---------
 Gross profit                                                        99,498            8,391            30,444             138,333
Operating expenses                                                   55,990            6,514            27,545              90,049
Restructuring charges                                                    --               --               (52)                (52)
                                                                   --------          -------          --------           ---------
 Operating income                                                  $ 43,508          $ 1,877          $  2,951           $  48,336
                                                                   --------          -------          --------           ---------
Depreciation and amortization                                         2,053              487             2,699               5,239
                                                                   --------          -------          --------           ---------
Provision for income taxes                                              597              773              (589)                781
                                                                   --------          -------          --------           ---------
Extraordinary gain on repurchase
 of debt, net of tax                                                    341               --                --                 341
                                                                   --------          -------          --------           ---------
Assets                                                               85,503           13,301            84,329             183,133
                                                                   --------          -------          --------           ---------
Capital expenditures                                                  1,747              149             1,989               3,885
                                                                   --------          -------          --------           ---------

                                                                                              2000
                                                                   ---------------------------------------------------------------
                                                                    UNITED                            INTER-
                                                                    STATES            CANADA          NATIONAL             TOTAL
                                                                   --------          -------          --------           ---------
Net sales, aggregate                                               $219,279          $27,035          $124,529           $ 370,843
Net sales, intersegment                                               2,267            4,041             3,202               9,510
                                                                   --------          -------          --------           ---------
Net sales, external                                                 217,012           22,994           121,327             361,333
Cost of sales                                                       118,112           14,464            78,823             211,399
                                                                   --------          -------          --------           ---------
 Gross profit                                                        98,900            8,530            42,504             149,934
Operating expenses                                                   54,437            6,304            43,937             104,678
Restructuring charges                                                    --               --             1,361               1,361
Impairment of goodwill                                                4,997               --                --               4,997
                                                                   --------          -------          --------           ---------
 Operating income (loss)                                           $ 39,466          $ 2,226          $ (2,794)          $  38,898
                                                                   --------          -------          --------           ---------
Depreciation and amortization                                         3,068              534             4,408               8,010
                                                                   --------          -------          --------           ---------
Provision for income taxes                                              316              658             2,680               3,654
                                                                   --------          -------          --------           ---------
Extraordinary gain on repurchase
 of debt, net of tax                                                  5,833               --                --               5,833
                                                                   --------          -------          --------           ---------
Assets                                                               86,421           14,151            90,523             191,095
                                                                   --------          -------          --------           ---------
Capital expenditures                                                  5,487              100             3,223               8,810
                                                                   --------          -------          --------           ---------

                                                                                              1999
                                                                   ---------------------------------------------------------------
                                                                    UNITED                            INTER-
                                                                    STATES            CANADA          NATIONAL             TOTAL
                                                                   --------          -------          --------           ---------
Net sales, aggregate                                               $201,830          $27,389          $164,947           $ 394,166
Net sales, intersegment                                               2,267            3,684             1,317               7,268
                                                                   --------          -------          --------           ---------
Net sales, external                                                $199,563          $23,705          $163,630           $ 386,898
Cost of sales                                                       112,560           14,245           106,977             233,782
                                                                   --------          -------          --------           ---------
 Gross profit                                                        87,003            9,460            56,653             153,116
Operating expenses                                                   63,154            7,460            56,536             127,150
Restructuring charges                                                   117               --             1,374               1,491
                                                                   --------          -------          --------           ---------
 Operating income (loss)                                           $ 23,732          $ 2,000          $ (1,257)          $  24,475
                                                                   --------          -------          --------           ---------
Depreciation and amortization                                         2,705              535             5,913               9,153
                                                                   --------          -------          --------           ---------
Provision for income taxes                                              483              631             1,090               2,204
                                                                   --------          -------          --------           ---------
Extraordinary gain on repurchase
 of debt, net of tax                                                  1,331               --                --               1,331
                                                                   --------          -------          --------           ---------
Assets                                                              103,659           14,907           147,992             266,558
                                                                   --------          -------          --------           ---------
Capital expenditures                                                  1,618              221             4,109               5,948
                                                                   --------          -------          --------           ---------

                                  ALBECCA INC.

6. SHAREHOLDER'S DEFICIT

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

         In November 1995, the Company's majority shareholder established a stock performance program whereby a certain key employee could receive annually an option to acquire 0.2% of the then outstanding shares of Albecca's common stock and 0.2% member interest in Larson-Juhl International LLC from the Company's majority shareholder for $300,000, contingent upon the Company achieving its performance goals, including, sales, profits, asset management, and future positioning, for each fiscal year through fiscal 2000. Compensation expense under this program is recognized over the performance period based on the difference, if any, between the exercise price and the fair value measured at the end of each period within the performance period. To the extent that fair value exceeds the stated exercise price during the performance period, changes in the fair value are reflected as an adjustment of accrued compensation and compensation expense in the periods in which the changes occur until the performance period is completed and such options are either granted or forfeited.

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

         In May 1999, the Company further amended the provisions of the stock performance program, whereby the key employee would be eligible to receive up to a total of 170,310 options to acquire shares of common stock at $8.80 per share, including 34,062 of options granted in May 1998. All 170,310 options, if granted, vest to the key employee on May 1, 2003. In August 2000, the Company awarded the key employee an option to acquire 34,062 shares of common stock at $7.00 per share under this amended program. The Company has recorded approximately $350,000 and $456,000, respectively, of compensation expense with respect to this contingent stock performance program as of August 27, 2000 and August 26, 2001. Compensation expense under this program is recognized over the performance period based on the difference between the exercise price and the fair value, if any, measured at the end of each period within the performance period. To the extent that fair value exceeds the stated exercise price during the performance period, changes in fair value are reflected as an adjustment of accrued compensation and compensation expense in the periods in which the changes occur until the performance period is completed and such options are either granted or forfeited. No compensation expense was recorded as of August 29, 1999 since, in the opinion of management, the exercise prices of both outstanding and future options were equal to or above fair market value.

         On May 1, 1998, the Company adopted the Albecca Inc. 1998 Stock Option Plan (the "Stock Option Plan") for which 2,600,000 shares of common stock were authorized for issuance in connection with stock option grants under such plan. The Stock Option Plan provides for non-qualified and incentive stock options. The options that are not incentive stock options granted under the Stock Option Plan shall terminate and no longer be exercisable upon the earlier to occur of (i) five years after a determination by the Committee that the Option shall terminate in five years, or (ii) five years after an initial public equity offering. An incentive stock option shall not be exercisable after the expiration of ten years from the date of grant.

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

                                  ALBECCA INC.

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

         In May 2000, an officer and minority shareholder employee left the Company and in July 2000, the majority shareholder purchased the 170,000 shares from the former employee. No compensation was recognized for this transaction since, in the opinion of management, the purchase price did not exceed the fair market value of shares at the time of purchase.

         In August 2000, the Company awarded an additional 84,000 stock appreciation rights under the SAR Plans and 99,062 options to acquire shares of common stock under the Stock Option Plan with a stated price and exercise price of $7.00 per share to certain members of management. The stock appreciation rights and options vest on November 30, 2005.

         In December 2000, the Company awarded an additional 107,407 options to acquire shares of common stock under the Stock Option Plan with an exercise price of $7.95 per share to certain members of management. The options vest on November 1, 2005.

         In April 2001, the majority shareholder purchased the remaining 170,000 outstanding shares of common stock from the sole minority shareholder. No compensation was recognized for this transaction since, in the opinion of management, the purchase price did not exceed the fair market value of shares at the time of purchase.

         In June 2001, the Company awarded an additional 12,000 stock appreciation rights under the SAR Plans with a stated price of $5.80 to certain members of management. The stock appreciation rights vest on November 1, 2003.

         The Company recorded approximately $173,000 and $1,284,000 of compensation expense during the years ended August 27, 2000 and August 26, 2001, respectively, representing the difference between the fair market value and exercise and stated prices as of August 27, 2000 and August 26, 2001, respectively.

         A summary of stock option activity and the related exercise prices are as follows:

                                                                            FOR THE YEARS ENDED
                                            -----------------------------------------------------------------------------------
                                                 AUGUST 29, 1999               AUGUST 27, 2000              AUGUST 26, 2001
                                                           WEIGHTED-                     WEIGHTED-                     WEIGHTED-
                                                           AVERAGE                       AVERAGE                       AVERAGE
                                                           EXERCISE                      EXERCISE                      EXERCISE
OPTIONS IN THOUSANDS                         OPTIONS         PRICE         OPTIONS         PRICE        OPTIONS          PRICE
                                            --------       --------       --------       --------       --------       --------
Outstanding, beginning of year                34,062        $  8.80        412,062        $  6.46        489,124        $  6.04
Granted                                      412,062           6.46        489,124           6.04        107,407           7.95
Exercised                                         --             --             --             --             --             --
Cancelled                                     34,062           8.80        412,062           6.46         27,000           5.80
                                            --------        -------       --------        -------       --------        -------
Outstanding, end of year                     412,062        $  6.46        489,124        $  6.04        569,531        $  6.41
                                            --------        -------       --------        -------       --------        -------
Exercisable, end of year                          --             --             --             --             --             --
                                            --------        -------       --------        -------       --------        -------

         At August 27, 2000 and August 26, 2001 there were 489,124 and 569,531 options outstanding with a weighted average remaining contractual life of 9.0 and 7.7 years, respectively. The prices for these options ranged from $5.80 to $7.00 per share at August 27, 2000 and $5.80 to $7.95 per share at August 26, 2001.

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

         The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25, however, the Company has computed for pro forma disclosure purposes the value of all options granted during the years ended August 29, 1999, August 27, 2000 and August 26, 2001, using the minimum value method as prescribed by SFAS No. 123 using the following assumptions:

         Risk-free interest rate                                4.8%
         Expected dividend yield                                 --
         Expected lives                                7 to 9 years
         Expected volatility                                     --

                                  ALBECCA INC.

         If the Company had accounted for these grants in accordance with SFAS No. 123, the Company's reported pro forma net (loss) income for the years ended August 29, 1999, August 27, 2000 and August 26, 2001 would have been as follows (in thousands):

                                                                            AUGUST 29,          AUGUST 27,        AUGUST 26,
                                                                               1999               2000               2001
                                                                            ---------           ---------         ----------
         Net (loss) income:
          As reported in the financial statements                           $  (4,761)          $  22,070          $  31,580
                                                                            =========           =========          =========
          Pro forma in accordance with SFAS No. 123                         $  (4,986)          $  21,717          $  31,261
                                                                            =========           =========          =========

         The estimated pro forma compensation cost resulting in the pro forma net (loss) income may not be representative of actual results had the Company accounted for the stock options using the fair-value based method.

7. RELATED PARTY TRANSACTIONS

         The Company's principal executive offices are located in a 65,000 square-foot office building located in Norcross, Georgia owned by L-J Properties Inc., a company owned by Messrs. Ponzio, Trimarco and McKenzie, each of whom is an executive officer of the Company. The Company's lease for this facility terminates in August 2009. The total rent payments for the years ended August 29, 1999, August 27, 2000 and August 26, 2001 were $708,000, $738,000 and
$768,000, respectively. The Company believes that the lease is on terms as favorable to the Company as those attainable from unaffiliated third parties.

         In August 2001, the Company purchased the Evergreen, Colorado design center building from Mr. Ponzio for $800,000. The purchase price represented the fair market value of the property at the date of sale. Prior to the purchase, the Company leased this facility from Mr. Ponzio at an annual rental rate of approximately $50,000 per year from January 2000 to the purchase date.

8. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         The Company leases certain operating facilities and equipment under operating leases. Future minimum annual rentals under noncancelable leases as of August 26, 2001 are as follows: 2002 -- $8,478,000; 2003 -- $5,168,000; 2004 --
$3,402,000; 2005 -- $2,008,000; 2006 -- $893,000 and thereafter -- $1,244,000.

         The total lease payments for the years ended August 29, 1999, August 27, 2000 and August 26, 2001 were approximately $9,646,000, $8,338,000 and
$8,806,000, respectively.

LITIGATION

         During fiscal 2000, the Company settled certain outstanding litigation. As a result of the settlement of this litigation, the Company reversed $3,839,000 of previously-provided reserves recorded during fiscal 1998 and prior periods. These amounts are reflected as a reduction of fiscal 2000 operating expenses in the accompanying consolidated statement of operations.

         The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

9. BENEFIT PLANS

         The Company sponsors a defined contribution 401(k) retirement investment plan (the "Plan") for all of its U.S. employees with more than one year of service. The Company makes discretionary contributions to the Plan, including a limited 50% matching contribution. Under the terms of the Plan, a participant is 100% vested in the Company's matching and discretionary contributions after six years of service. Matching and discretionary contributions made by the Company for the years ended August 29, 1999, August 27, 2000 and August 26, 2001 were approximately $427,000, $521,000 and $753,000, respectively.

                                  ALBECCA INC.

10. QUARTERLY DATA (UNAUDITED)

         The following table presents quarterly information regarding the Company's historical operations for each quarter for each of the two years in the period ended August 26, 2001 (in thousands):

                                                                2000                                        2001
                                             -----------------------------------------    -----------------------------------------
                                              FIRST      SECOND      THIRD      FOURTH     FIRST     SECOND      THIRD      FOURTH
                                             QUARTER     QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                             --------    -------    -------    -------    -------    -------    -------    -------
Net sales                                    $100,906    $94,939    $88,669    $76,819    $84,099    $82,287    $76,122    $71,616
Cost of sales                                  60,180     55,270     50,528     45,421     46,962     44,932     42,324     41,573
                                             --------    -------    -------    -------    -------    -------    -------    -------
 Gross profit                                  40,726     39,669     38,141     31,398     37,137     37,355     33,798     30,043
Operating expenses                             30,002     29,427     22,550     22,699     23,683     23,847     21,468     21,051
Restructuring charges                              --         --        855        506         --         --         --        (52)
Impairment of goodwill                             --      4,997         --         --         --         --         --         --
                                             --------    -------    -------    -------    -------    -------    -------    -------
 Operating income                              10,724      5,245     14,736      8,193     13,454     13,508     12,330      9,044
Net loss (gain) on dispositions
   of businesses                                   --      1,382        472     (2,823)        --         --         --         --
Interest income                                  (820)    (1,011)    (1,263)    (1,493)    (1,576)    (1,905)    (1,954)    (1,965)
Interest expense                                6,413      5,956      6,033      5,863      5,890      5,778      6,056      5,842
Other loss (gain)                                  --         --         --         --        361       (430)       422       (307)
                                             --------    -------    -------    -------    -------    -------    -------    -------
 Income (loss) before provision for
   income taxes, minority interest
   and extraordinary gain                       5,131     (1,082)     9,494      6,646      8,779     10,065      7,806      5,474
Provision for income taxes                        862        363        358      2,071        879        388        505       (991)
Minority interest                                 114         90         58         36         31         23         35         15
                                             --------    -------    -------    -------    -------    -------    -------    -------
 Income (loss) before extraordinary
   gain                                         4,155     (1,535)     9,078      4,539      7,869      9,654      7,266      6,450
Extraordinary gain (loss) on
 repurchase of debt, net of tax                 2,980      1,544         --      1,309        247        251       (157)        --
                                             --------    -------    -------    -------    -------    -------    -------    -------
  Net income                                 $  7,135    $     9    $ 9,078    $ 5,848    $ 8,116    $ 9,905    $ 7,109    $ 6,450
                                             ========    =======    =======    =======    =======    =======    =======    =======

11. RESTRUCTURING CHARGES AND DISPOSITIONS OF BUSINESSES

THE NETHERLANDS - LEVER

         In August 2001, the Company initiated a plan to close its Lever manufacturing and distribution facility located in Bergambacht, The Netherlands, and recorded a charge to operations of approximately $182,000. The closure decision was based on management's belief that the Company could more efficiently serve the Dutch market by integrating these operations with its other operations in The Netherlands. This charge included severance costs of $120,000 for 28 team members, a $22,000 write-down of property, plant and equipment to its net estimated realizable value and other exit costs of $40,000. These costs have been charged to operating expenses in the consolidated statements of operations. No cash payments were made with respect to The Netherlands - Lever restructuring as of the end of fiscal 2001 and $160,000 was included in accrued liabilities at the end of the year. 22 of the original 28 team members remained at the facility at August 26, 2001. The Company anticipates that The Netherlands - Lever restructuring plan will be completed prior to the end of fiscal 2002.

CANADA - EDMONTON

         In May 2001, the Company initiated a plan to close one of its Canadian distribution facilities, located in Edmonton, and recorded a charge to operations of approximately $252,000. Management made the decision to close the Company's distribution center in Edmonton based on the belief that it could serve its customers efficiently and more cost-effectively from its Calgary location. This charge included severance costs for 5 team members approximating $72,000, a $38,000 write-down of property, plant and equipment to its net estimated realizable value, $73,000 of lease termination costs, and $69,000 of other exit costs. These costs have been charged to operating expenses in the consolidated statements of operations. During fiscal 2001, cash payments were made with respect to the Canada - Edmonton restructuring of $108,000, including $59,000 for severance payments, $19,000 of lease termination costs and $30,000 for other exit costs, leaving $106,000 in accrued liabilities at August 26, 2001. There were no team members remaining at the facility at August 26, 2001. The Company anticipates that the Canada - Edmonton restructuring plan will be completed prior to the end of fiscal 2002.

                                  ALBECCA INC.

UNITED KINGDOM - NORTHAMPTON

         In May 2000, the Company initiated a restructuring plan related to the closure of its United Kingdom - Northampton operation and recorded a charge to operations of $909,000. Management made the decision to close this operation following a series of under-performing quarters, at which time management determined that the Company's resources, both financial and managerial, could be more effectively invested in operations with a greater potential return. This charge included severance costs for 37 team members of $222,000, a $270,000 write-down of property, plant and equipment to its estimated net realizable value, $233,000 of lease termination costs and $184,000 of other exit costs. The $233,000 of lease termination costs represented the Company's estimated future obligations under the existing lease commitments of the closed facility, net of estimated recoverable costs through subleasing.

         During August 2000, additional costs of $506,000 relating to the closure of the United Kingdom - Northampton facilities were identified. This charge included additional severance costs of $76,000, an additional $229,000 write-down of property, plant and equipment due to a redetermination of estimated net realizable value, and $201,000 of additional lease termination costs and other exit costs related to a reevaluation of the period that will be required to find a sub-tenant for the building.

         As of August 26, 2001, no team members remained at the facility and the restructuring plan was substantially complete, except for remaining accrued lease termination costs of $160,000 representing the Company's estimate of its continued lease commitments for the closed facility until 2005, less the Company's estimate of the benefit from the building's subletting, and severance benefits to be paid during fiscal 2002 of $32,000.

SWEDEN

         In May 1999, the Company initiated a restructuring plan related to one of its facilities in Sweden and recorded a charge to operations of approximately $1,100,000. Management made the decision to close this operation in Sweden because the facility was deemed to be duplicative. This charge included severance costs for 25 team members approximating $275,000, a $700,000 write-down of the owned facility to the estimated net realizable value on the future sale of the building, $80,000 for inventory reserves related to inventory outside of the region's core operating focus, and other exit costs of $45,000. The inventory reserve was included in cost of goods sold in the accompanying consolidated statement of operations for the year ended August 29, 1999.

         As of August 26, 2001, the Company's closure of its duplicate facility in Sweden was complete. None of the 25 team members originally identified for termination remained at the facility. The facility was sold in August 1999 at its recorded book value and physical possession was transferred during fiscal 2000.

NEW ZEALAND

         In March 1999, the Company initiated a plan to close its operations located in New Zealand, and recorded a charge to operations of $375,000 related to this closure. The plan to close the operation in New Zealand was adopted following a series of under-performing quarters, at which time management determined that the Company's resources, both financial and managerial, could be more effectively invested in operations with a greater potential return. These costs consisted of $48,000 in severance costs for 9 team members, $75,000 for the write-down of machinery and equipment to its estimated net realizable value from its future sale, $100,000 of inventory reserves related to product not transferred to other locations within the Company, $50,000 in additional reserves for accounts receivable deemed uncollectable, and $102,000 of other exit costs, including lease termination costs. The reserves for inventory and accounts receivable have been included as components of cost of goods sold and operating expenses, respectively, in the accompanying consolidated statement of operations for the year ended August 29, 1999. During fiscal 2001, excess provision of $52,000 was reversed and was included in current restructuring charges on the Company's consolidated statement of operations.

         As of August 26, 2001, none of the 9 team members originally identified for termination remained at the facility, and the restructuring plan was substantially complete, except for unbilled professional fees associated with the legal liquidation of the entity.

GREECE

         In June 1998, the Company initiated a plan to close its sole distribution facility in Greece and recorded a charge to operations of $694,000. Management elected to close the operations in Greece following a series of under-performing quarters, at which time management determined that the Company's resources, both financial and managerial, would be more effectively invested in

                                  ALBECCA INC.

operations with a greater potential return. This charge included severance costs for 14 team members aggregating $79,000, write-off of goodwill of $333,000, additional reserves for uncollectable accounts receivable of $178,000 and other exit costs of $104,000 including lease disposal costs and legal fees directly related to the closure of the Greek operations. The charge related to the additional reserves for uncollectable accounts receivable was included in operating expenses for the year ended August 30, 1998. In the opinion of management, these additional reserves for uncollectable accounts receivable were a direct result of its decision to close these operations (and its communication of the closure) since, with the closure, the Company forfeited the collection leverage inherent in the customers need for future products from the Company. In consultation with its attorneys, the Company determined in many cases that the cost of collection would significantly exceed any expected return. This situation was one of the material factors in the Company's determination to close the business and was supported by a specific analysis of each customer prior to and following the disclosure of the closing.

         During fiscal 1999, a restructuring charge of $129,000 was recorded primarily for additional exit costs. The Company also recorded an additional reserve of $50,000 for uncollectable accounts receivable which was included in operating expenses in the accompanying consolidated statement of operations for the year ended August 29, 1999. After consultation with the Company's attorneys, this amount was deemed necessary for accounts that were previously estimated to be collectable.

         As of August 26, 2001, none of the original 14 team members remained at the facility. The Company, through its local counsel, is finalizing the legal liquidation of its Greek operations. The Company estimates that the restructuring plan will be completed prior to the end of fiscal 2002. The remaining accrual primarily relates to estimated legal costs necessary to complete the exit.

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

         During fiscal 1999, the Company incurred additional restructuring charges of $117,000 of other exit costs related to its fiscal 1998 U.S. restructuring plan.

         As of August 26, 2001, the Company's closure of its duplicate facilities in the United States was complete. None of the 17 team members originally identified for termination remained at the facility. The unused balance of $29,000 of the remaining restructuring provision was reversed during fiscal 2000 and reflected as a decrease of the restructuring charges incurred during fiscal 2000.

UNITED KINGDOM - PLASTIC MOULDING MANUFACTURING OPERATIONS

         In June 1998, the Company initiated a plan to close its plastic moulding manufacturing operations located in the United Kingdom and recorded a charge to operations of approximately $1,800,000. The plan to close the operations in the United Kingdom was adopted as it was not able to achieve acceptable operating results; therefore, the Company made a decision to focus its energies and resources, both financial and managerial, on the more profitable custom picture framing market. This charge included $45,000 for the write-down of one of its facilities, which was owned, to estimated net realizable value from the future sale of the building, $230,000 related to severance and other termination benefits for 59 team members terminated in connection with this plan, $465,000 of lease termination and exit costs, and $730,000 for the write-off of non-current assets. The $465,000 of lease termination and exit costs represented Albecca's estimated future obligations under the existing lease commitments of the closed leased facility net of estimated recoverable costs through subleasing. The write-off of non-current assets is related primarily to machinery and equipment used in the manufacturing of plastic moulding which was dismantled and was not sold nor used by the Company due to direct competitive pressures of plastic moulding on traditional moulding lines. This charge also included additional reserves for uncollectable accounts receivable of $330,000, which were included in operating expenses in the accompanying consolidated statement of operations for the year ended August 30, 1998. In the opinion of management, these additional reserves for uncollectable accounts receivable were a direct result of its decision to close these operations (and its communication of the closure), since, with the closure, the Company forfeited the collection leverage inherent in the customers need for future products from the Company. The determination of the uncollectable accounts receivable was based on a customer by customer review by management after communicating its closure decision to each of these customers.

                                  ALBECCA INC.

         As of August 26, 2001, none of the original 59 team members remained with respect to the closure of the Company's plastic moulding manufacturing operations in the United Kingdom and all material events associated with the restructuring plan had been completed. The unused balance of $25,000 of the remaining restructuring provision was reversed during fiscal 2000 and reflected as a decrease of the restructuring charges incurred during fiscal 2000.

SUMMARY OF RESTRUCTURING PLANS

         At August 26, 2001, $562,000 of restructuring charges remained in accrued liabilities representing severance and other termination costs of $165,000 and lease termination and other exit costs of $397,000.

         A summary of the restructuring activity from each plan's adoption through August 26, 2001 consists of the following:

                                                                            Severance               Lease
                                                      Write-down of          and other           termination
                                                      property and         termination            and other
CLOSURE OF UNITED KINGDOM - NORTHAMPTON:                equipment            benefits             exit costs              Total
                                                      -------------        -----------           -----------           -----------
2000 Provision                                         $  499,000          $   298,000           $   618,000           $ 1,415,000
     Non-cash                                             499,000                   --                    --               499,000
                                                       ----------          -----------           -----------           -----------
     Cash                                                      --              298,000               618,000               916,000
Fiscal 2000 cash activity                                      --             (116,000)              (84,000)             (200,000)
                                                       ----------          -----------           -----------           -----------
Balance as of August 27, 2000                                  --              182,000               534,000               716,000
Fiscal 2001 cash activity                                      --             (150,000)             (374,000)             (524,000)
                                                       ----------          -----------           -----------           -----------
Balance as of August 26, 2001                          $       --          $    32,000           $   160,000           $   192,000
                                                       ==========          ===========           ===========           ===========

                                                                            Severance
                                                      Write-down of         and other
                                                      property and         termination             Other
CLOSURE OF SWEDEN DUPLICATE FACILITY:                   equipment            benefits             exit costs              Total
                                                      -------------        -----------           -----------           -----------

1999 Provision                                         $  700,000          $   275,000           $    45,000           $ 1,020,000
     Non-cash                                             700,000                   --                    --               700,000
                                                       ----------          -----------           -----------           -----------
     Cash                                                      --              275,000                45,000               320,000
Fiscal 1999 cash activity                                      --             (125,000)              (30,000)             (155,000)
                                                       ----------          -----------           -----------           -----------
Balance as of August 29, 1999                                  --              150,000                15,000               165,000
Fiscal 2000 cash activity                                      --             (150,000)              (15,000)             (165,000)
                                                       ----------          -----------           -----------           -----------
Balance as of August 27, 2000                          $       --          $        --           $        --           $        --
                                                       ==========          ===========           ===========           ===========

                                                                            Severance
                                                      Write-down of         and other
                                                      property and         termination             Other
CLOSURE OF OPERATIONS IN NEW ZEALAND:                   equipment            benefits            exit costs              Total
                                                      -------------        -----------           ----------            ----------
1999 Provision                                           $ 75,000            $48,000              $102,000              $ 225,000
     Non-cash                                              75,000                 --                    --                 75,000
                                                         --------            -------              --------              ---------
     Cash                                                      --             48,000               102,000                150,000
Fiscal 1999 cash activity                                      --            (30,000)              (75,000)              (105,000)
                                                         --------            -------              --------              ---------
Balance as of August 29, 1999                                  --             18,000                27,000                 45,000
Fiscal 2000 cash activity                                      --             (3,000)               (3,000)                (6,000)
                                                         --------            -------              --------              ---------
Balance as of August 27, 2000                                  --             15,000                24,000                 39,000
2001 reversal of excess provision                              --            (15,000)              (14,000)               (29,000)
                                                         --------            -------              --------              ---------
Balance as of August 26, 2001                            $     --            $    --              $ 10,000              $  10,000
                                                         ========            =======              ========              =========

                                  ALBECCA INC.

                                                                             Severance
                                                                             and other
                                                       Write-off of         termination             Other
CLOSURE OF OPERATIONS IN GREECE:                         goodwill             benefits             exit costs             Total
                                                       ------------         -----------           -----------          ------------
1998 Provision                                             $333,000             $79,000              $104,000              $516,000
     Non-cash                                               333,000                  --                    --               333,000
                                                         ----------          ----------           -----------           -----------
     Cash                                                        --              79,000               104,000               183,000
Fiscal 1998 cash activity                                        --                  --                    --                    --
                                                         ----------          ----------           -----------           -----------
Balance as of August 30, 1998                                    --              79,000               104,000               183,000
1999 provision                                                   --                  --               129,000               129,000
Fiscal 1999 cash activity                                        --             (70,000)             (129,000)             (199,000)
                                                         ----------          ----------           -----------           -----------
Balance as of August 29, 1999                                    --               9,000               104,000               113,000
Fiscal 2000 cash activity                                        --                  --                (4,000)               (4,000)
                                                         ----------          ----------           -----------           -----------
Balance as of August 27, 2000                                    --               9,000               100,000               109,000
Fiscal 2001 cash activity                                        --              (9,000)               (6,000)              (15,000)
                                                         ----------          ----------           -----------           -----------
Balance as of August 26, 2001                            $       --          $       --           $    94,000           $    94,000
                                                         ==========          ==========           ===========           ===========

                                                                     Severance and other
CLOSURE OF U.S. DUPLICATE FACILITIES:                                termination benefits    Other exit costs           Total
                                                                     --------------------    ----------------        -----------
1998 Provision                                                           $   234,000           $    42,000           $   276,000
     Non-cash                                                                     --                    --                    --
                                                                         -----------           -----------           -----------
     Cash                                                                    234,000                42,000               276,000
Fiscal 1998 cash activity                                                         --               (42,000)              (42,000)
                                                                         -----------           -----------           -----------
Balance as of August 30, 1998                                                234,000                    --               234,000
1999 provision                                                                    --               117,000               117,000
Fiscal 1999 cash activity                                                   (145,000)             (108,000)             (253,000)
                                                                         -----------           -----------           -----------
Balance as of August 29, 1999                                                 89,000                 9,000                98,000
2000 provision                                                               (54,000)               54,000                    --
Fiscal 2000 cash activity                                                    (15,000)              (54,000)              (69,000)
2000 reversal of excess provision                                            (20,000)               (9,000)              (29,000)
                                                                         -----------           -----------           -----------
Balance as of August 27, 2000                                            $        --           $        --           $        --
                                                                         ===========           ===========           ===========


                                                                           Severance
                                                     Write-down of         and other              Lease
CLOSURE OF THE UNITED KINGDOM PLASTIC MOULDING       property and         termination        termination and
MANUFACTURING OPERATIONS:                             equipment             benefits         other exit costs            Total
                                                     -------------        -----------        ----------------         -----------
1998 Provision                                        $  775,000          $   230,000           $   465,000           $ 1,470,000
     Non-cash                                            775,000                   --                    --               775,000
                                                      ----------          -----------           -----------           -----------
     Cash                                                     --              230,000               465,000               695,000
Fiscal 1998 cash activity                                     --             (216,000)                   --              (216,000)
                                                      ----------          -----------           -----------           -----------
Balance as of August 30, 1998                                 --               14,000               465,000               479,000
Fiscal 1999 cash activity                                     --              (14,000)             (440,000)             (454,000)
                                                      ----------          -----------           -----------           -----------
Balance as of August 29, 1999                                 --                   --                25,000                25,000
2000 reversal of excess provision                             --                   --               (25,000)              (25,000)
                                                      ----------          -----------           -----------           -----------
Balance as of August 27, 2000                         $       --          $        --           $        --           $        --
                                                      ==========          ===========           ===========           ===========

                                  ALBECCA INC.

DISPOSITION OF ERIJKO BELGIUM

         In August 2000, the Company sold its Erijko Belgium operations for cash proceeds of $23,000. This decision was based on management's decision to focus its energies and resources, both financial and managerial, on operations with a greater potential for return. In the opinion of management, the disposition of Erijko Belgium will not have a material impact on the future operations or financial position of the Company. No material gain or loss was recorded as a result of this sale.

DISPOSITION OF BRIO

         In June 2000, the Company sold its Brio operations, located in France, which is a manufacturer and supplier of readymade frames and framing supplies to large "Do-It-Yourself" stores in Europe. This decision was based on management's decision to focus its energies and resources, both financial and managerial, on the European custom picture framing market. The transaction was concluded on May 31, 2000, resulting in cash proceeds of $13,979,000. The Company recorded a net gain on the sale of the Brio operations of $3,927,000.

         The sales agreement required Brio to maintain a minimum level of working capital through the closing date as supported by a closing balance sheet audit. As such, the preliminary estimated gain is subject to adjustment pending the final results of the audit. In addition, the sale agreement requires the Company to repurchase any receivables and inventory on hand at the date of sale which remain uncollected or unsold six and twelve months, respectively, after the closing date of the transaction. As of August 26, 2001, the net working capital, inventory and receivable issues related to the disposition of Brio have not been resolved. Management expects a final agreement to be reached by the end of the second quarter of fiscal 2002. The Company believes it has adequately reserved for this contingency.

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

         In addition, the sale agreements required the Mersch entities to maintain a minimum level of working capital through the closing date as supported by a closing balance sheet audit, which has not yet been agreed to by the respective parties. The Company recorded its best estimate of the net working capital shortfall, based upon preliminary results of the closing balance sheet audit, as part of the total $2,972,000 loss on the sale. Management expects a final agreement on the net working capital issue to be reached by the end of the second quarter of fiscal 2002.

         The Mersch entities' five month sales and operating income for fiscal 2000 were $10,046,000 and $42,000, respectively. In the opinion of management, the disposition of the Mersch entities will not have a material impact on the future operations or financial position of the Company.

SALE OF OPERATIONS IN SOUTH AFRICA

         In July 1999, Albecca sold its investment in its operations in South Africa for cash of $164,000 and a non-interest bearing note of $493,000 due in three equal annual payments concluding in fiscal 2002. Management determined that its resources, both financial and managerial, would be more effectively invested in operations with a greater potential return. The loss on the sale of the operations in South Africa was approximately $4,136,000.

         The eleven-month sales and operating income for fiscal 1999 related to the South Africa operations were approximately $8,758,000 and $401,000, respectively. In the opinion of management, the sale of the South African operations will not have a material impact on the future operations or financial position of the Company.

                                  ALBECCA INC.

         Revenue and net operating results from the activities that will not be continued are not significant to the overall operations of the Company.

12. INFREQUENT ITEMS

DEFERRED COMPENSATION

         During fiscal 2000, the Company finalized certain employee bonuses related to fiscal 1999. Accordingly, the Company decreased its estimate of accrued bonuses to the amount actually paid. As a result, the Company reversed previously provided reserves recorded during fiscal 1999 of $.5 million. These amounts were reflected as a reduction of operating expenses in the Company's fiscal 2000 consolidated statement of operations.

EMPLOYER BENEFIT PLAN

         In January 2000, the Company replaced it self-funded medical employer benefit plan with a similar plan that was fully insured by third party insurers. In May 2000, the Company settled open obligations under the terminated plan in a favorable manner. As a result, during fiscal 2000, $.7 million was reversed relating to previously provided reserves recorded in prior periods. This amount was reflected as a reduction of operating expenses in the Company's fiscal 2000 consolidated statement of operations.

IMPAIRMENT OF GOODWILL

         In October 1997, the Company acquired Robert F. deCastro, Inc. ("deCastro") a distributor of products in the pre-framed art and custom framing markets. Subsequent to the acquisition, the demand in the markets for the deCastro product line dramatically decreased or ceased. As a result, in fiscal 2000, management determined to redirect its effort from pre-framed art and to focus its energies and resources, both financial and managerial, on the custom picture framing market. The Company determined that the estimated future undiscounted cash flows of the deCastro product line were below the carrying value of the associated long-lived assets, primarily consisting of goodwill. Accordingly, during fiscal 2000, the Company adjusted the carrying value of deCastro's unamortized goodwill to its estimated fair value of $192,000, resulting in a non-cash impairment charge of $4,997,000. The estimated fair value of goodwill was based on anticipated future cash flows discounted at a rate commensurate with the risk involved.

13. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

                                  ALBECCA INC.

      GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                         AUGUST 26, 2001
                                                                  -----------------------------------------------------------------
                                                                                            SUBSIDIARY   CONSOLIDATED
                                                                              SUBSIDIARY       NON-      ELIMINATION   CONSOLIDATED
                                                                 ALBECCA INC. GUARANTORS    GUARANTORS     ENTRIES        TOTAL
                                                                 ------------ ----------    ----------   ------------  ------------
                                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                        $  11,929    $   1,169    $   6,048     $      --     $  19,146
 Accounts receivable, net                                                --       19,364       13,603            --        32,967
 Intercompany accounts receivable                                        --      109,363        1,025      (110,388)           --
 Inventories                                                             --       26,679       23,744            --        50,423
 Other current assets                                                   215        1,478        4,510            --         6,203
                                                                  ---------    ---------    ---------     ---------     ---------
   Total current assets                                              12,144      158,053       48,930      (110,388)      108,739
PROPERTY, PLANT AND EQUIPMENT, net                                       --       10,752       24,345            --        35,097
OTHER LONG-TERM ASSETS                                                4,174       13,684       21,439            --        39,297
INVESTMENT IN SUBSIDIARIES                                          151,935           --        7,884      (159,819)           --
INTERCOMPANY LOANS RECEIVABLE                                        89,819           --          360       (90,179)           --
                                                                  ---------    ---------    ---------     ---------     ---------
                                                                  $ 258,072    $ 182,489    $ 102,958     $(360,386)    $ 183,133
                                                                  =========    =========    =========     =========     =========
                                  LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
 Current maturities of long-term debt                             $      --    $     888    $   5,029     $      --     $   5,917
 Accounts payable                                                        --        8,998        8,682            --        17,680
 Intercompany accounts payable                                      104,238          486        5,664      (110,388)           --
 Accrued liabilities                                                    723        8,538        9,286            --        18,547
                                                                  ---------    ---------    ---------     ---------     ---------
  Total current liabilities                                         104,961       18,910       28,661      (110,388)       42,144
                                                                  ---------    ---------    ---------     ---------     ---------
LONG-TERM DEBT, less current maturities                             134,930        6,001        4,309            --       145,240
                                                                  ---------    ---------    ---------     ---------     ---------
INTERCOMPANY LOANS PAYABLE                                               --          360       89,819       (90,179)           --
                                                                  ---------    ---------    ---------     ---------     ---------
OTHER LONG-TERM LIABILITIES                                           2,031        4,470        2,475            --         8,976
                                                                  ---------    ---------    ---------     ---------     ---------
SHAREHOLDER'S EQUITY (DEFICIT)
Preferred stock, $0.01 par value; 50,000,000
 shares authorized and no shares issued and
 outstanding at August 26, 2001                                          --           --           --            --            --
Class A common stock, $0.01 par value; 250,000,000
 shares authorized, 374,000 shares issued and
 outstanding at August 26, 2001                                           4           --           --            --             4
Class B common stock, $0.01 par value; 100,000,000
 shares authorized, 16,626,000 shares issued and
 outstanding at August 26, 2001                                         166           --           --            --           166
Additional paid-in capital                                            7,326       41,825        7,926       (49,751)        7,326
Accumulated earnings (deficit)                                        8,654      110,550      (15,234)     (110,068)       (6,098)
Cumulative foreign currency translation adjustment                       --          373      (14,998)           --       (14,625)
                                                                  ---------    ---------    ---------     ---------     ---------
  Total shareholder's equity (deficit)                               16,150      152,748      (22,306)     (159,819)      (13,227)
                                                                  ---------    ---------    ---------     ---------     ---------
                                                                  $ 258,072    $ 182,489    $ 102,958     $(360,386)    $ 183,133
                                                                  =========    =========    =========     =========     =========

                                  ALBECCA INC.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       AUGUST 27, 2000
                                                                 -----------------------------------------------------------------
                                                                                           SUBSIDIARY   CONSOLIDATED
                                                                             SUBSIDIARY       NON-      ELIMINATION   CONSOLIDATED
                                                                ALBECCA INC. GUARANTORS    GUARANTORS     ENTRIES         TOTAL
                                                                ------------ ----------    ----------   ------------  ------------
                                                    ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                      $  13,745     $   1,855    $   7,721     $      --     $  23,321
 Accounts receivable, net                                              --        20,291       16,093            --        36,384
 Intercompany accounts receivable                                      --        73,310        1,336       (74,646)           --
 Inventories                                                           --        23,617       24,796            --        48,413
 Other current assets                                                 180           987        3,587            --         4,754
                                                                ---------     ---------    ---------     ---------     ---------
  Total current assets                                             13,925       120,060       53,533       (74,646)      112,872
PROPERTY, PLANT AND EQUIPMENT, net                                     --        11,095       25,597            --        36,692
OTHER LONG-TERM ASSETS                                              4,894        13,745       22,892            --        41,531
INVESTMENT IN SUBSIDIARIES                                        105,452            --        7,884      (113,336)           --
INTERCOMPANY LOANS RECEIVABLE                                      91,985            --          532       (92,517)           --
                                                                ---------     ---------    ---------     ---------     ---------
                                                                $ 216,256     $ 144,900    $ 110,438     $(280,499)    $ 191,095
                                                                =========     =========    =========     =========     =========
                                   LIABILITIES AND SHAREHOLDER'S (DEFICIT) EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt                           $      --     $     563    $   7,123     $      --     $   7,686
 Accounts payable                                                      --         9,484        7,763            --        17,247
 Intercompany accounts payable                                     67,854           114        6,678       (74,646)           --
 Accrued liabilities                                                  814        11,856       11,994            --        24,664
                                                                ---------     ---------    ---------     ---------     ---------
  Total current liabilities                                        68,668        22,017       33,558       (74,646)       49,597
                                                                ---------     ---------    ---------     ---------     ---------
LONG-TERM DEBT, less current maturities                           148,930         6,085        7,481            --       162,496
                                                                ---------     ---------    ---------     ---------     ---------
INTERCOMPANY LOANS PAYABLE                                             --           388       92,129       (92,517)           --
                                                                ---------     ---------    ---------     ---------     ---------
OTHER LONG-TERM LIABILITIES                                           220         5,961        2,698            --         8,879
                                                                ---------     ---------    ---------     ---------     ---------
SHAREHOLDER'S (DEFICIT) EQUITY
Preferred stock, $0.01 par value; 50,000,000
 shares authorized and no shares issued and
 outstanding at August 27, 2000                                        --            --           --            --            --
Class A common stock, $0.01 par value; 250,000,000
 shares authorized, 374,000 shares issued and
 outstanding at August 27, 2000                                         4            --           --            --             4
Class B common stock, $0.01 par value; 100,000,000
 shares authorized, 16,626,000 shares issued and
 outstanding at August 27, 2000                                       166            --           --            --           166
Additional paid-in capital                                          7,326        41,825        7,926       (49,751)        7,326
Accumulated (deficit) earnings                                     (9,058)       68,199      (19,134)      (63,585)      (23,578)
Cumulative foreign currency translation adjustment                     --           425      (14,220)           --       (13,795)
                                                                ---------     ---------    ---------     ---------     ---------
  Total shareholder's (deficit) equity                             (1,562)      110,449      (25,428)     (113,336)      (29,877)
                                                                ---------     ---------    ---------     ---------     ---------
                                                                $ 216,256     $ 144,900    $ 110,438     $(280,499)    $ 191,095
                                                                =========     =========    =========     =========     =========

                                  ALBECCA INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED AUGUST 26, 2001
                                                                 -----------------------------------------------------------------
                                                                                           SUBSIDIARY   CONSOLIDATED
                                                                             SUBSIDIARY       NON-      ELIMINATION   CONSOLIDATED
                                                                ALBECCA INC. GUARANTORS    GUARANTORS     ENTRIES        TOTAL
                                                                ------------ ----------    ----------   ------------  ------------

Net sales                                                       $      --     $ 215,648     $ 108,302     $  (9,826)    $ 314,124
Cost of sales                                                          --       114,607        71,010        (9,826)      175,791
                                                                ---------     ---------     ---------     ---------     ---------
  Gross profit                                                         --       101,041        37,292            --       138,333
Operating expenses                                                    347        57,379        32,323            --        90,049
Restructuring charges                                                  --           (52)           --            --           (52)
                                                                ---------     ---------     ---------     ---------     ---------
  Operating (loss) income                                            (347)       43,714         4,969            --        48,336
Interest income                                                    (7,185)           --          (215)           --        (7,400)
Interest expense                                                   21,850           813           903            --        23,566
Other (income) loss                                                    --           (47)           93            --            46
                                                                ---------     ---------     ---------     ---------     ---------
  (Loss) income before provision for income taxes,
    minority interest and extraordinary gain                      (15,012)       42,948         4,188            --        32,124
Provision for income taxes                                             --           597           184            --           781
Minority interest                                                      --            --           104            --           104
                                                                ---------     ---------     ---------     ---------     ---------
  (Loss) income before extraordinary gain                         (15,012)       42,351         3,900            --        31,239
Extraordinary gain on repurchase of debt, net of tax                  341            --            --            --           341
Equity in earnings of subsidiaries                                 46,251            --            --       (46,251)           --
                                                                ---------     ---------     ---------     ---------     ---------
Net income (loss)                                               $  31,580     $  42,351     $   3,900     $ (46,251)    $  31,580
                                                                =========     =========     =========     =========     =========

                                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                               (IN THOUSANDS)
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                                          $  25,622     $     124     $   5,068     $      --    $  30,814
                                                                ---------     ---------     ---------     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                           --        (1,772)       (2,113)           --       (3,885)
  Proceeds from sales of property, plant
    and equipment                                                      --         1,096           252            --        1,348
  Changes in other long-term assets                                   321          (357)          179            --          143
                                                                ---------     ---------     ---------     ---------    ---------
  Net cash provided by (used in) investing activities                 321        (1,033)       (1,682)           --       (2,394)
                                                                ---------     ---------     ---------     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facilities                            --           254        18,889            --       19,143
  Repayments of revolving credit facilities                            --            --       (20,385)           --      (20,385)
  Proceeds from long-term debt                                         --           600         1,018            --        1,618
  Repayments of long-term debt                                    (13,659)         (615)       (4,555)           --      (18,829)
  Distributions to shareholders                                   (14,100)           --            --            --      (14,100)
                                                                ---------     ---------     ---------     ---------    ---------
  Net cash (used in) provided by financing
    activities                                                    (27,759)          239        (5,033)           --      (32,553)
                                                                ---------     ---------     ---------     ---------    ---------
EFFECT OF EXCHANGE RATES ON CASH                                       --           (16)          (26)           --          (42)
                                                                ---------     ---------     ---------     ---------    ---------
NET (DECREASE) INCREASE IN CASH                                    (1,816)         (686)       (1,673)           --       (4,175)
Cash and cash equivalents, beginning of period                     13,745         1,855         7,721            --       23,321
                                                                ---------     ---------     ---------     ---------    ---------
Cash and cash equivalents, end of period                        $  11,929     $   1,169     $   6,048     $      --    $  19,146
                                                                =========     =========     =========     =========    =========

                                  ALBECCA INC.

     GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED AUGUST 27, 2000
                                                                 -----------------------------------------------------------------
                                                                                           SUBSIDIARY   CONSOLIDATED
                                                                             SUBSIDIARY       NON-      ELIMINATION   CONSOLIDATED
                                                                ALBECCA INC. GUARANTORS    GUARANTORS     ENTRIES        TOTAL
                                                                ------------ ----------    ----------   ------------  ------------
Net sales                                                       $      --     $ 222,477     $ 147,877     $  (9,021)    $ 361,333
Cost of sales                                                          --       121,383        99,037        (9,021)      211,399
                                                                ---------     ---------     ---------     ---------     ---------
  Gross profit                                                         --       101,094        48,840            --       149,934
Operating expenses                                                    167        57,078        47,433            --       104,678
Restructuring charges                                                  --           (29)        1,390            --         1,361
Impairment of goodwill                                                 --         4,997            --            --         4,997
                                                                ---------     ---------     ---------     ---------     ---------
  Operating (loss) income                                            (167)       39,048            17            --        38,898
Net gain on dispositions of businesses                                 --            --          (969)           --          (969)
Interest income                                                    (4,539)           --           (48)           --        (4,587)
Interest expense                                                   21,796           344         2,125            --        24,265
                                                                ---------     ---------     ---------     ---------     ---------
  (Loss) income before provision for income taxes,
    minority interest and extraordinary gain                      (17,424)       38,704        (1,091)           --        20,189
Provision for income taxes                                             --           316         3,338            --         3,654
Minority interest                                                      --            --           298            --           298
                                                                ---------     ---------     ---------     ---------     ---------
  (Loss) income before extraordinary gain                         (17,424)       38,388        (4,727)           --        16,237
Extraordinary gain on repurchase of debt, net of tax                5,833            --            --            --         5,833
Equity in earnings of subsidiaries                                 33,661            --            --       (33,661)           --
                                                                ---------     ---------     ---------     ---------     ---------
  Net income (loss)                                             $  22,070     $  38,388     $  (4,727)    $ (33,661)    $  22,070
                                                                =========     =========     =========     =========     =========

                                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                               (IN THOUSANDS)
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                                          $  31,721     $   3,030     $   4,429     $      --     $  39,180
                                                                ---------     ---------     ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                           --        (5,570)       (3,240)           --        (8,810)
  Acquisitions of businesses                                           --            --        (1,872)           --        (1,872)
  Proceeds from sales of property, plant
    and equipment                                                      --            74         1,443            --         1,517
  Proceeds from dispositions of businesses                             --            --        30,257            --        30,257
  Changes in other long-term assets                                 1,137          (331)         (392)           --           414
                                                                ---------     ---------     ---------     ---------     ---------
  Net cash provided by (used in) investing activities               1,137        (5,827)       26,196            --        21,506
                                                                ---------     ---------     ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facilities                            --            --        27,112            --        27,112
  Repayments of revolving credit facilities                            --            --       (38,798)           --       (38,798)
  Proceeds from long-term debt                                         --         4,755         6,836            --        11,591
  Repayments of long-term debt                                    (33,987)       (2,339)      (24,783)           --       (61,109)
  Subsidiary capital contributions/distributions                       --           312          (312)           --            --
  Distributions to shareholders                                   (12,550)           --            --            --       (12,550)
                                                                ---------     ---------     ---------     ---------     ---------
  Net cash (used in) provided by financing
    activities                                                    (46,537)        2,728       (29,945)           --       (73,754)
                                                                ---------     ---------     ---------     ---------     ---------
EFFECT OF EXCHANGE RATES ON CASH                                       --           177         1,154            --         1,331
                                                                ---------     ---------     ---------     ---------     ---------
NET (DECREASE) INCREASE IN CASH                                   (13,679)          108         1,834            --       (11,737)
Cash and cash equivalents, beginning of period                     27,424         1,747         5,887            --        35,058
                                                                ---------     ---------     ---------     ---------     ---------
Cash and cash equivalents, end of period                        $  13,745     $   1,855     $   7,721     $      --     $  23,321
                                                                =========     =========     =========     =========     =========

                                  ALBECCA INC.

      GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED AUGUST 29, 1999
                                                                 -----------------------------------------------------------------
                                                                                           SUBSIDIARY   CONSOLIDATED
                                                                             SUBSIDIARY       NON-      ELIMINATION   CONSOLIDATED
                                                                ALBECCA INC. GUARANTORS    GUARANTORS     ENTRIES        TOTAL
                                                                ------------ ----------    ----------   ------------  ------------

Net sales                                                       $      --     $ 206,936    $ 188,248     $  (8,286)    $ 386,898
Cost of sales                                                          --       119,144      122,924        (8,286)      233,782
                                                                ---------     ---------    ---------     ---------     ---------
  Gross profit                                                         --        87,792       65,324            --       153,116
Operating expenses                                                    140        67,533       59,477            --       127,150
Restructuring charges                                                  --           342        1,149            --         1,491
                                                                ---------     ---------    ---------     ---------     ---------
  Operating (loss) income                                            (140)       19,917        4,698            --        24,475
Loss on disposition of business                                        --            --        4,136            --         4,136
Interest income                                                    (2,095)           --         (159)           --        (2,254)
Interest expense                                                   21,927           616        3,620            --        26,163
                                                                ---------     ---------    ---------     ---------     ---------
  (Loss) income before provision for income taxes,
    minority interest and extraordinary gain                      (19,972)       19,301       (2,899)           --        (3,570)
Provision for income taxes                                             --           408        1,796            --         2,204
Minority interest                                                      --            --          318            --           318
                                                                ---------     ---------    ---------     ---------     ---------
  (Loss) income before extraordinary gain                         (19,972)       18,893       (5,013)           --        (6,092)
Extraordinary gain on repurchase of debt, net of tax                1,331            --           --            --         1,331
Equity in earnings of subsidiaries                                 13,880            --           --       (13,880)           --
                                                                ---------     ---------    ---------     ---------     ---------
  Net (loss) income                                             $  (4,761)    $  18,893    $  (5,013)    $ (13,880)    $  (4,761)
                                                                =========     =========    =========     =========     =========

                                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                              (IN THOUSANDS)
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                          $  (7,482)    $   1,865     $  19,262     $      --    $  13,645
                                                                ---------     ---------     ---------     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                           --        (1,811)       (4,137)           --       (5,948)
  Acquisitions of businesses                                           --            --        (3,594)           --       (3,594)
  Proceeds from sales of property, plant
    and equipment                                                      --           110         2,320            --        2,430
  Proceeds from disposition of business                                --            --           164            --          164
  Changes in other long-term assets                                    --           (81)       (3,087)           --       (3,168)
                                                                ---------     ---------     ---------     ---------    ---------
  Net cash used in investing activities                                --        (1,782)       (8,334)           --      (10,116)
                                                                ---------     ---------     ---------     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for additional bond issuance costs                        (516)           --            --            --         (516)
  Changes in intercompany loan balances                                --        (1,824)        1,824            --           --
  Proceeds from revolving credit facilities                            --           517        24,007            --       24,524
  Repayments of revolving credit facilities                            --           (59)      (26,280)           --      (26,339)
  Proceeds from long-term debt                                         --         2,775        12,883            --       15,658
  Repayments of long-term debt                                     (9,458)       (3,756)      (18,662)           --      (31,876)
  Subsidiary capital contributions/distributions                       --         3,980        (3,980)           --           --
  Distributions to shareholders                                    (4,308)           --            --            --       (4,308)
                                                                ---------     ---------     ---------     ---------    ---------
  Net cash (used in) provided by financing
    activities                                                    (14,282)        1,633       (10,208)           --      (22,857)
                                                                ---------     ---------     ---------     ---------    ---------
EFFECT OF EXCHANGE RATES ON CASH                                       --            13          (511)           --         (498)
                                                                ---------     ---------     ---------     ---------    ---------
NET (DECREASE) INCREASE IN CASH                                   (21,764)        1,729           209            --      (19,826)
Cash and cash equivalents, beginning of period                     49,188            18         5,678            --       54,884
                                                                ---------     ---------     ---------     ---------    ---------
Cash and cash equivalents, end of period                        $  27,424     $   1,747     $   5,887     $      --    $  35,058
                                                                =========     =========     =========     =========    =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In August 2001, Mr. Ponzio stepped down from his position as President and Chief Executive Officer of Albecca. Mr. Stephen McKenzie, formerly Senior Vice President of Marketing, was promoted to the positions of President and Chief Executive Officer. Mr. Ponzio will continue in his role as Chairman of Albecca and as a member of the design team. In November 2001, Mr. Randall Fretz resigned his position as President, U.S., which he had held since January 1999. The executive managers previously reporting to Mr. Fretz will report to Mr. McKenzie.

         The following table sets forth the names, ages and principal positions of Albecca's executive officers and directors:

                  NAME                     AGE                 POSITION
         Craig A. Ponzio. . . . . . . .    51    Chairman of the Board and Director
         June R. Ponzio. . . . . . . .     39    Vice Chairman of the Board and Director
         D. Garry Fehrman . . . . . . .    58    Director
         Stephen E. McKenzie . . . . .     40    President and Chief Executive Officer
         William P. Trimarco . . . . . .   42    President, International
         R. Bradley Goodson. . . . . . .   42    Sr. Vice President, Finance, Chief Financial
                                                 Officer, Treasurer and Secretary

         Craig A. Ponzio has served as Albecca's Chairman of the Board and as a director since 1981. Mr. Ponzio had served as Albecca's President and Chief Executive Officer from 1981 to August 2001. He has been actively involved with Albecca since 1973 and acquired the Company in 1981. Mr. Ponzio oversees the development and execution of the Company's overall strategy and is also involved in the design process for the Company's products.

         June R. Ponzio has served as Albecca's Vice Chairman of the Board and a Director since May 1998. She served as Corporate Secretary from October 1993 until May 1998. Mrs. Ponzio joined Albecca in 1992.

         D. Garry Fehrman has served as a Director since May 1999. Mr. Fehrman is retired. He previously served as President, Chief Executive Officer and Chairman of the Board of Atlantech International, Atlanta, Georgia, from 1983 to 2001. Prior to Atlantech International, Mr. Fehrman held various executive positions at Gulf Canada Limited and Ontario Hydro.

         Stephen E. McKenzie was named Albecca's President and Chief Executive Officer in August 2001. Mr. McKenzie had served as Albecca's Senior Vice President, Marketing since September 1998 and from September 1995 served as its Vice President, Marketing. Mr. McKenzie joined Albecca in 1991.

         William P. Trimarco has served as Albecca's President, International since January 1999. Mr. Trimarco had served as Albecca's President, U.S. Operations from July 1997 to December 1998, and as its Senior Vice President, U.S. Operations from 1995 to 1997. Mr. Trimarco joined Albecca in 1982.

         R. Bradley Goodson has served as Albecca's Senior Vice President, Finance since August 2001; as Vice President, Finance, Chief Financial Officer and Treasurer since May 2000, and as Secretary since May 1998. He previously held the positions of Vice President Finance, International and Vice President, Business Development. Mr. Goodson joined Albecca in 1994 and was employed by Arthur Andersen LLP from 1983 to 1994.

         Craig Ponzio and June Ponzio are married. There are no other family relationships among Albecca's directors and executive officers.

BOARD OF DIRECTORS

         The Bylaws provide that the size of the Board of Directors shall be determined by the Board of Directors or by the shareholders of Albecca. The size of the Board of Directors is currently fixed at three members, two of whom are members of Albecca's management. Directors of Albecca are generally elected at the annual meeting of shareholders, and are elected or appointed to serve until they resign or are removed, or until their successors are elected and have qualified. Directors who are also members of management are not separately compensated as Directors. Mr. Fehrman's annual compensation is $16,000 per year plus additional compensation for meetings in excess of four per year. During fiscal 2001, Mr. Fehrman received $26,000. Expenses incurred for attendance at board meetings are also reimbursed. In November 2000, Mr. Fehrman was granted 1,000 options on Albecca Inc.'s Class A common stock under the Larson-Juhl 1998 Stock Option Plan.

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes the compensation paid or accrued for services rendered to Albecca by Albecca's Chief Executive Officer and the four most highly compensated other executive officers (or former officers) whose total annual salary and bonus exceeded $100,000 during the year ended August 26, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                                              LONG TERM
                                                           ANNUAL COMPENSATION                              COMPENSATION
                                               --------------------------------------------      ----------------------------------
                                                                                                  Securities
                                                                             Other Annual         Underlying        All Other
Name and Principal Position           Year     Salary($)    Bonus ($)      Compensation ($)      Options/SARs      Compensation ($)
---------------------------           ----     ---------    ---------      ----------------      ------------      ----------------
Craig A. Ponzio,                      2001     680,000            --                   --                --            394,183(2)
  Chairman of  the Board              2000     680,000       500,000                   --                --            326,250(3)
                                      1999     680,000            --              450,000(4)             --                 --

Stephen E. McKenzie,                  2001     208,077            (1)                  --                --                 --
  President and Chief Executive       2000     184,300       165,000                   --            35,000                 --
  Officer                                                                                            30,000(5)
                                      1999     159,000        62,500              100,000            30,000                 --

William P. Trimarco,                  2001     255,000            (1)                  --                --                 --
  President, International            2000     205,000       210,000                   --            34,062                 --
                                                                                                     34,062(5)
                                      1999     245,000       585,000                   --                --                 --

Randall D. Fretz (6)                  2001     216,346            --                   --                --                 --
  President, U.S.                     2000     188,600       177,000                   --           120,000                 --
                                      1999     162,000        62,500               24,000                --                 --

R. Bradley Goodson,                   2001     178,269            (1)                  --                --                 --
  Sr. Vice President, Finance and     2000     142,300       100,000                   --            35,000                 --
  Chief Financial Officer                                                                            25,000(5)
                                      1999     135,200        25,000                   --            25,000                 --


---------------

(1) The amount of bonus earned for the fiscal year ended August 26, 2001 has not been allocated or fully allocated to the individual through the date hereof.

(2) This amount represents interest accrued on the value of the deferred compensation balance due this individual that was incurred during fiscal 2001. Of this amount, $173,368 was paid during fiscal 2001; the remaining balance is accrued but not yet paid.

(3) This amount represents interest accrued on the value of the deferred compensation balance due this individual during fiscal 2000 and paid during fiscal 2001.

(4) Represents amounts accrued in prior years, the payment terms of which were amended during fiscal 2000, such that this amount will be paid through fiscal 2009.

(5) Represents shares subject to options granted in a previous fiscal year, the exercise price of which was repriced in fiscal 2000. SEC regulations require the Company to disclose the number of shares subject to previously granted options and repriced in a fiscal year as if new options for such number of shares were granted in such fiscal year.

(6) In November 2001 Mr. Fretz resigned his position as President, U.S., and as of that date is no longer employed by the Company.

  AGGREGATED OPTION/STOCK APPRECIATION RIGHT EXERCISES IN LAST FISCAL YEAR AND
             FISCAL YEAR END OPTION/STOCK APPRECIATION RIGHT VALUES

                                          NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                             UNEXERCISED OPTIONS/SARS           IN-THE-MONEY OPTIONS/SARS
                                                AT FISCAL YEAR-END                  AT FISCAL YEAR-END

                  Name                     (#) Exercisable/Unexercisable      ($) Exercisable/Unexercisable
                  ----                     -----------------------------      -----------------------------
         Stephen E. McKenzie                          0/65,000                          0/423,400
         William P. Trimarco                          0/68,124                          0/446,893
         Randall D. Fretz                            0/120,000 (1)                      0/758,400     (1)
         R. Bradley Goodson                           0/60,000                          0/393,600

         (1) Due to Mr. Fretz's resignation from the Company in November 2001, these SAR's have been forfeited.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Craig A. Ponzio is the sole member of the Compensation Committee of the Company's Board of Directors. Mr. Ponzio is the Chairman of the Board of Albecca and was its President and Chief Executive Officer until August 2001. Albecca leases its corporate headquarters in Norcross, Georgia from L-J Properties Inc., a company owned 80% by Mr. Ponzio. The lease commenced in August 1991 and terminates in August 2009. Albecca currently pays L-J Properties $768,000 per year in rent, with certain annual increases determined by a formula set forth therein. Albecca believes that the lease with L-J Properties is on terms at least as favorable to Albecca as those obtainable from unaffiliated third parties.

         In August 2001, the Company purchased the Evergreen, Colorado design center building from Mr. Ponzio for $800,000. Albecca believes the purchase price represented the fair market value of the property at the date of sale. Prior to the purchase, the Company leased this facility from Mr. Ponzio at an annual rental rate of approximately $50,000 per year from January 2000 to the purchase date.

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

                                                                   SHARES OWNED
                                                                                                              TOTAL
                                                           CLASS A                         CLASS B           VOTING
                                                        COMMON STOCK                    COMMON STOCK          POWER
                                                   NUMBER        PERCENT           NUMBER        PERCENT     PERCENT
                                                  -------        -------         ----------      -------     -------
         Craig A. Ponzio....................      374,000          100%          16,626,000        100%        100%
         June R. Ponzio.....................      374,000          100%          16,626,000        100%        100%

         The address for Craig A. Ponzio and June R. Ponzio is 3900 Steve Reynolds Boulevard, Norcross, Georgia 30093. All shares of common stock attributable to Mrs. Ponzio are owned of record by her husband, Mr. Ponzio. Mrs. Ponzio disclaims beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Albecca leases its corporate headquarters in Norcross, Georgia from L-J Properties Inc., a company owned 80% by Mr. Ponzio and 10% by each of Messrs. Trimarco, and McKenzie. The lease commenced in August 1991 and terminates in August 2009. Albecca currently pays L-J Properties $768,000 per year in rent, with certain annual increases determined by a formula set forth therein. Albecca believes that the lease with L-J Properties is on terms at least as favorable to Albecca as those obtainable from unaffiliated third parties.

         In August 2001, the Company purchased the Evergreen, Colorado design center building from Mr. Ponzio for $800,000. Albecca believes the purchase price represented the fair market value of the property at the date of sale. Prior to the purchase, the Company leased this facility from Mr. Ponzio at an annual rental rate of approximately $50,000 per year from January 2000 to the purchase date.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a.       1. Financial Statements included in Part II of this report:

                  Consolidated Balance Sheets as of August 27, 2000 and August 26, 2001.

                  Consolidated Statements of Operations for each of the three years ended August 29, 1999, August 27, 2000 and August 26, 2001.

                  Consolidated Statements of Shareholder's Deficit for each of the three years ended August 29, 1999, August 27, 2000 and August 26, 2001.

                  Consolidated Statements of Cash Flows for each of the three years ended August 29, 1999, August 27, 2000 and August 26, 2001.

         2. Financial Statement Schedules included in this report:

                  Schedule II - Valuation and Qualifying Accounts.

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

4.2 Form of 10 3/4% Senior Note due 2008 of Albecca Inc. (the "New Notes")( included as Exhibit A of the Indenture filed as Exhibit 4.1) .

10.1     1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 of
         Albecca's Registration Statement on Form S-4 (No. 333-67975) as filed with the SEC on November 25, 1998 and declared effective by the SEC on February 12, 1999).

10.1.1 Larson-Juhl U.S. 2000 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.1.1 of Albecca's August 27, 2000 Form 10-K as filed with the SEC on November 27, 2000.)

10.1.2 Larson-Juhl Canada 2000 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.1.2 of Albecca's August 27, 2000 Form 10-K as filed with the SEC on November 27, 2000.)

21.1     Subsidiaries of the Registrant

b.       Reports on Form 8-K: None

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To Albecca Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of ALBECCA INC. (a Georgia corporation) included therein and have issued our report thereon dated October 19, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule is the responsibility of Albecca's management and presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Atlanta, Georgia
October 19, 2001

                                   SCHEDULE II
                                     ALBECCA

                        VALUATION AND QUALIFYING ACCOUNTS

                                                    BALANCE AT     CHARGED TO                                     BALANCE
                                                     BEGINNING      COSTS AND                                     AT END
                                                      OF YEAR       EXPENSES      DEDUCTIONS*     OTHER**         OF YEAR
For the fiscal year ended:

August 29, 1999: Allowance for doubtful accounts   $ 5,859,000    $ 1,643,000     $2,329,000    $  17,000    $ 5,190,000

August 27, 2000: Allowance for doubtful accounts   $ 5,190,000    $ 2,045,000     $1,952,000    $      --    $ 5,283,000

August 26, 2001: Allowance for doubtful accounts   $ 5,283,000    $   520,000     $1,201,000    $      --    $ 4,602,000

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

                                       Albecca Inc.



November 26, 2001                      By: /s/ Stephen E. McKenzie
------------------------------         ----------------------------------------
Date                                   Stephen E. McKenzie
                                       President and Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen E. McKenzie his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

Signatures                                           Title                                   Date
----------                                           -----                                   ----



/s/ Stephen E. McKenzie..........................    President and Chief Executive           November 26, 2001
--------------------------------                     Officer (principal executive
    Stephen E. McKenzie                              officer)




/s/ R. Bradley Goodson ..........................    Chief Financial Officer                 November 26, 2001
--------------------------------                     (principal financial and
    R. Bradley Goodson                               accounting officer)




/s/ Craig A. Ponzio .............................    Chairman of the Board                   November 26, 2001
--------------------------------
    Craig A. Ponzio



/s/ June R. Ponzio ..............................    Director                                November 26, 2001
--------------------------------
    June R. Ponzio



/s/ D. Garry Fehrman ............................    Director                                November 26, 2001
--------------------------------
     D. Garry Fehrman

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
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

10.1.1         Larson-Juhl U.S. 2000 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.1.1 of Albecca's
               August 27, 2000 Form 10-K as filed with the SEC on November 27, 2000.)

10.1.2         Larson-Juhl Canada 2000 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.1.2 of Albecca's
               August 27, 2000 Form 10-K as filed with the SEC on November 27, 2000.)

21.1           Subsidiaries of the Registrant

         c.       Reports on Form 8-K:

None