Form 10-Q
period 2001-11-25
ALBECCA INC
filed 2002-01-09
CIK 1061777

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Quarterly Period Ended November 25, 2001.

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

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

                                  ALBECCA INC.

                               INDEX TO FORM 10-Q

                                                                                                            Page No.
                                                                                                            --------
Part I -- Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of August 26, 2001 (audited) and
                  November 25, 2001 (unaudited)..........................................................       3

              Consolidated Statements of Operations for the three months ended
                  November 26, 2000 (unaudited) and November 25, 2001 (unaudited)........................       4

              Consolidated Statements of Cash Flows for the three months ended
                  November 26, 2000 (unaudited) and November 25, 2001 (unaudited)........................       5

              Notes to the Consolidated Financial Statements.............................................       6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................................................      15

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................      18

Part II -- Other Information

     Item 6.  Exhibits and Reports on Form 8-K...........................................................      19

Signatures...............................................................................................      20

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  ALBECCA INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                   August 26,           November 25,
                                                                                      2001                  2001
                                                                                  -----------           ------------
                                                                                                         (unaudited)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                     $    19,146           $    22,824
    Accounts receivable, less allowances for doubtful accounts of
      $4,602 and $4,669 at August 26, 2001 and November 25, 2001                       32,967                38,293
    Inventories                                                                        50,423                47,555
    Other current assets                                                                6,203                 7,835
                                                                                  -----------           -----------
          Total current assets                                                        108,739               116,507
PROPERTY, PLANT AND EQUIPMENT, net                                                     35,097                34,021
OTHER LONG-TERM ASSETS                                                                 39,297                38,408
                                                                                  -----------           -----------
                                                                                  $   183,133           $   188,936
                                                                                  ===========           ===========

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

CURRENT LIABILITIES:
    Current maturities of long-term debt                                          $     5,917           $     6,046
    Accounts payable                                                                   17,680                14,717
    Accrued liabilities                                                                18,547                24,373
                                                                                  -----------           -----------
          Total current liabilities                                                    42,144                45,136
                                                                                  -----------           -----------
LONG-TERM DEBT, less current maturities                                               145,240               144,967
                                                                                  -----------           -----------
OTHER LONG-TERM LIABILITIES                                                             8,976                 8,950
                                                                                  -----------           -----------

SHAREHOLDER'S DEFICIT:
    Preferred stock                                                                        --                    --
    Class A common stock                                                                    4                     4
    Class B common stock                                                                  166                   166
    Additional paid-in capital                                                          7,326                 7,326
    Accumulated deficit                                                                (6,098)               (1,354)
    Cumulative foreign currency translation adjustment                                (14,625)              (16,259)
                                                                                  -----------           -----------
          Total shareholder's deficit                                                 (13,227)              (10,117)
                                                                                  -----------           -----------
                                                                                  $   183,133           $   188,936
                                                                                  ===========           ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ALBECCA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                                                         Three months ended
                                                                                  ---------------------------------
                                                                                  November 26,          November 25,
                                                                                      2000                  2001
                                                                                  ------------          ------------
Net sales                                                                         $    85,041           $    80,482
Cost of sales                                                                          47,904                44,815
                                                                                  -----------           -----------
    Gross profit                                                                       37,137                35,667
Operating expenses                                                                     23,683                23,145
                                                                                  -----------           -----------
    Operating income                                                                   13,454                12,522
Interest income                                                                        (1,576)               (1,919)
Interest expense                                                                        5,890                 5,711
Other loss                                                                                361                   373
                                                                                  -----------           -----------
    Income before provision for income taxes,
      minority interest and extraordinary gain                                          8,779                 8,357
Provision for income taxes                                                                879                   540
Minority interest                                                                          31                    37
                                                                                  -----------           -----------
    Income before extraordinary gain                                                    7,869                 7,780
Extraordinary gain on repurchase of debt, net of tax                                      247                    --
                                                                                  -----------           -----------
          Net income                                                              $     8,116           $     7,780
                                                                                  ===========           ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ALBECCA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                         Three months ended
                                                                                  ---------------------------------
                                                                                  November 26,          November 25,
                                                                                      2000                  2001
                                                                                  ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $     8,116           $     7,780
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Minority interest                                                                    31                    37
      Depreciation and amortization                                                     1,434                 1,304
      Gain on disposal of property, plant and equipment                                   (65)                  (10)
      Extraordinary gain on repurchase of debt                                           (247)                   --
      Changes in operating assets and liabilities:
        Accounts receivable                                                            (4,704)               (5,933)
        Inventories                                                                      (322)                2,091
        Other current assets                                                           (2,294)               (1,680)
        Accounts payable                                                                4,279                (3,019)
        Accrued liabilities                                                             2,684                 6,374
        Other                                                                             751                    35
                                                                                  -----------           -----------
          Net cash provided by operating activities                                     9,663                 6,979
                                                                                  -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                         (1,001)                 (486)
    Proceeds from sales of property, plant and equipment                                  486                    16
    Changes in other long-term assets                                                    (224)                 (237)
                                                                                  -----------           -----------
           Net cash used in investing activities                                         (739)                 (707)
                                                                                  -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving credit facilities                                           4,791                 3,270
    Repayments of revolving credit facilities                                          (5,587)               (2,762)
    Proceeds from long-term debt                                                          608                    85
    Repayments of long-term debt                                                       (4,845)                 (395)
    Distributions to shareholders                                                      (2,300)               (3,036)
                                                                                  -----------           -----------
          Net cash used in financing activities                                        (7,333)               (2,838)
                                                                                  -----------           -----------
EFFECT OF EXCHANGE RATE ON CASH                                                           803                   244
                                                                                  -----------           -----------

NET INCREASE IN CASH                                                                    2,394                 3,678
CASH and cash equivalents, beginning of period                                         23,321                19,146
                                                                                  -----------           -----------
CASH and cash equivalents, end of period                                          $    25,715           $    22,824
                                                                                  ===========           ===========

SUPPLEMENTAL INFORMATION:
    Interest paid                                                                 $       549           $       157
                                                                                  ===========           ===========
    Income taxes paid                                                             $       774           $       838
                                                                                  ===========           ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ALBECCA INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.  INTERIM FINANCIAL STATEMENT PRESENTATION

         The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. On a quarterly basis, the Company's results may vary. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for a full year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Form 10-K for the fiscal year ended August 26, 2001, as filed with the Securities and Exchange Commission.

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

Note 4.  INCOME TAXES

         Albecca is an S corporation and several of its subsidiaries are classified as either partnerships or single member entities. Each is treated as a pass-through entity under the Internal Revenue Code. They are not subject to federal and certain state income taxes. As a result, the related taxable income is included in the tax returns of the shareholders and members of the respective companies. The Company makes distributions to its shareholder to pay income tax obligations as a result of the Company's status as an S corporation. The provision for income taxes included in the accompanying consolidated financial statements primarily relates to certain state and foreign income taxes.

Note 5.  RESTRUCTURING PLANS

THE NETHERLANDS -- LEVER

         As of November 25, 2001, with respect to the Company's closure of its Lever manufacturing and distribution facility located in Bergambacht, The Netherlands, none of the original 28 team members remained at the facility. During the first quarter of fiscal 2002, cash payments of $76,000 were made with respect to severance costs, resulting in a balance of $84,000 in accrued liabilities at November 25, 2001. The Company anticipates that The Netherlands -- Lever restructuring plan will be completed prior to the end of fiscal 2002.

CANADA -- EDMONTON

         As of November 25, 2001, with respect to the Company's closure of one of its Canadian distribution facilities, located in Edmonton, none of the original 5 team members remained at the facility. During the first quarter of fiscal 2002, cash payments relating to lease termination and other exit costs were made totaling $13,000, resulting in a balance of $93,000 in accrued liabilities at November 25, 2001. The Company anticipates that the Canada -- Edmonton restructuring plan will be substantially complete prior to the end of fiscal 2002.

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                   (unaudited)

UNITED KINGDOM -- NORTHAMPTON

         As of November 25, 2001, with respect to the Company's closure of its United Kingdom -- Northampton operation, none of the original 37 team members remained at the facility and the restructuring plan was substantially complete. The remaining accrual relates to the Company's continuing obligation under existing lease commitments for the closed facility and a severance payment that will be paid during fiscal 2002. Cash payments relating to lease termination costs of $58,000 were made during the first quarter of fiscal 2002.

NEW ZEALAND

         As of November 25, 2001, with respect to the closure of the Company's distribution operations in New Zealand, none of the 9 original team members remained at the facility and the restructuring plan was complete. Cash payments relating to other exit costs of approximately $10,000 were made during the first quarter of fiscal 2002.

GREECE

         As of November 25, 2001, with respect to the closure of the Company's distribution operations in Greece, none of the original 14 team members remained at the facility. The Company, through its local counsel, is finalizing the legal liquidation of its Greek entities. The Company anticipates that the restructuring plan will be completed prior to the end of the third quarter of fiscal 2002.

         For more descriptive information on the above mentioned restructuring plans, please see the Company's Form 10-K for the fiscal year ended August 26, 2001, as filed with the Securities and Exchange Commission.

SUMMARY OF PREVIOUS RESTRUCTURING PLANS

         The following summary of restructuring plans addresses the status of the Company's restructuring activities, which were initiated in prior fiscal years. As of November 25, 2001, these restructuring plans had remaining financial and/or legal obligations:

         As of November 25, 2001, as it relates to the Company's previously reported restructuring plans, $405,000 of restructuring charges remained in accrued liabilities representing $89,000 of severance and other termination costs and $316,000 of lease termination and other exit costs.

         A summary of the previously reported restructuring plans and activity consist of the following estimated accrued future cash/non-cash requirements:

CLOSURE OF UNITED KINGDOM -- NORTHAMPTON:

                                                                            Severance           Lease
                                                        Write-down of       and other        termination
                                                         property and      termination        and other
                                                          equipment          benefits         exit costs             Total
                                                        --------------     -----------       ------------         -----------
2000 Provision                                             $499,000         $ 298,000          $ 618,000          $ 1,415,000
     Non-cash                                               499,000                --                 --              499,000
                                                           --------         ---------          ---------          -----------
     Cash                                                        --           298,000            618,000              916,000
Fiscal 2000 cash activity                                        --          (116,000)           (84,000)            (200,000)
                                                           --------         ---------          ---------          -----------
Balance as of August 27, 2000                                    --           182,000            534,000              716,000
Fiscal 2001 cash activity                                        --          (150,000)          (374,000)            (524,000)
                                                           --------         ---------          ---------          -----------
Balance as of August 26, 2001                                    --            32,000            160,000              192,000
First quarter 2002 cash activity (unaudited)                     --                --            (58,000)             (58,000)
                                                           --------         ---------          ---------          -----------
Balance as of November 25, 2001 (unaudited)                $     --         $  32,000          $ 102,000          $   134,000
                                                           ========         =========          =========          ===========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                   (unaudited)

CLOSURE OF OPERATIONS IN NEW ZEALAND:

                                                                            Severance
                                                        Write-down of       and other
                                                         property and      termination          Other
                                                          equipment          benefits         exit costs             Total
                                                        --------------     -----------       ------------         -----------
1999 Provision                                             $ 75,000         $  48,000          $ 102,000          $   225,000
     Non-cash                                                75,000                --                 --               75,000
                                                           --------         ---------          ---------          -----------
     Cash                                                        --            48,000            102,000              150,000
Fiscal 1999 cash activity                                        --           (30,000)           (75,000)            (105,000)
                                                           --------         ---------          ---------          -----------
Balance as of August 29, 1999                                    --            18,000             27,000               45,000
Fiscal 2000 cash activity                                        --            (3,000)            (3,000)              (6,000)
                                                           --------         ---------          ---------          -----------
Balance as of August 27, 2000                                    --            15,000             24,000               39,000
2001 reversal of excess provision                                --           (15,000)           (14,000)             (29,000)
                                                           --------         ---------          ---------          -----------
Balance as of August 26, 2001                                    --                --             10,000               10,000
First quarter 2002 cash activity (unaudited)                     --                --            (10,000)             (10,000)
                                                           --------         ---------          ---------          -----------
Balance as of November 25, 2001 (unaudited)                $     --         $      --          $      --          $        --
                                                           ========         =========          =========          ===========

CLOSURE OF OPERATIONS IN GREECE:

                                                                            Severance
                                                                            and other
                                                        Write-off of       termination          Other
                                                          goodwill           benefits         exit costs             Total
                                                        --------------     -----------       ------------         -----------
1998 Provision                                             $333,000         $  79,000          $ 104,000          $   516,000
     Non-cash                                               333,000                --                 --              333,000
                                                           --------         ---------          ---------          -----------
     Cash                                                        --            79,000            104,000              183,000
Fiscal 1998 cash activity                                        --                --                 --                   --
                                                           --------         ---------          ---------          -----------
Balance as of August 30, 1998                                    --            79,000            104,000              183,000
1999 provision                                                   --                --            129,000              129,000
Fiscal 1999 cash activity                                        --           (70,000)          (129,000)            (199,000)
                                                           --------         ---------          ---------          -----------
Balance as of August 29, 1999                                    --             9,000            104,000              113,000
Fiscal 2000 cash activity                                        --                --             (4,000)              (4,000)
                                                           --------         ---------          ---------          -----------
Balance as of August 27, 2000                                    --             9,000            100,000              109,000
Fiscal 2001 cash activity                                        --            (9,000)            (6,000)             (15,000)
                                                           --------         ---------          ---------          -----------
Balance as of August 26, 2001                                    --                --             94,000               94,000
First quarter 2002 cash activity (unaudited)                     --                --                 --                   --
                                                           --------         ---------          ---------          -----------
Balance as of November 25, 2001 (unaudited)                $     --         $      --          $  94,000          $    94,000
                                                           ========         =========          =========          ===========

Note 6.  OTHER LOSS

         Other loss primarily represents net realized and unrealized foreign currency exchange gains and losses on intercompany account balances and certain other foreign-denominated assets, as well as gains and losses on derivative instruments as discussed in Note 10.

Note 7.  EXTRAORDINARY GAIN

         During the three months ended November 26, 2000, the Company repurchased a portion of its senior subordinated notes with a face value of $4,000,000. The debt repurchase resulted in an extraordinary gain of $247,000, net of state income taxes of $6,000. The Company did not repurchase any of its senior subordinated notes during the three months ended November 25, 2001.

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                   (unaudited)

Note 8.  INVENTORIES

         Inventories consist of the following (in thousands):

                                                             August 26,        November 25,
                                                               2001                2001
                                                             ----------        ------------
         Raw materials                                       $   6,218          $   7,507
         Work in process                                         1,812              1,947
         Finished goods                                         42,393             38,101
                                                             ---------          ---------
                                                             $  50,423          $  47,555
                                                             =========          =========

Note 9.  COMPREHENSIVE INCOME

         Comprehensive income for the Company is as follows (in thousands):

                                                                    Three months ended
                                                             ------------------------------
                                                             November 26,      November 25,
                                                                2000               2001
                                                             ------------      ------------
         Net income, as reported                             $   8,116          $   7,780
         Foreign currency translation adjustment                (2,908)            (1,634)
                                                             ---------          ---------
         Total comprehensive income                          $   5,208          $   6,146
                                                             =========          =========

         Accumulated other comprehensive loss represents foreign currency translation adjustments of $14,625 and $16,259 at August 26, 2001 and November 25, 2001, respectively.

Note 10. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

         Effective August 28, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 137, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement became effective for all fiscal years beginning after June 15, 2000.

         The Statement requires the Company to recognize all derivatives on the balance sheet at "fair value. If the derivative is a hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in comprehensive income (equity) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. In transition, the Statement required all hedging relationships to be evaluated and designated anew", resulting in cumulative transition adjustments to earnings and other comprehensive income (equity). The Company adopted SFAS 133 on August 28, 2000. The adoption was not material to the consolidated financial statements.

         The Company has historically entered into forward exchange contracts to reduce the foreign currency exchange risks associated with its committed and anticipated foreign currency denominated purchases. Its U.S. operations purchase primarily the Euro and its United Kingdom subsidiary primarily enters into U.S. dollar and Euro forward exchange contracts.

         The carrying amount of derivatives at fair value as of November 25, 2001 was a net liability of $48,000. During the three months ended November 25, 2001, a loss of $18,000 was recorded, net of tax, representing the change in fair value of the derivatives. As of November 25, 2001 the maximum period of time the Company was hedging its exposure to the variability in future cash flows for forecasted transactions was approximately six months.

Note 11. COMMITMENTS AND CONTINGENCIES

LITIGATION

         The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                   (unaudited)

Note 12. SUBSEQUENT EVENTS

         On December 15, 2001, the sole shareholder of the Company entered into an agreement to sell all of the issued and outstanding capital stock of the Company to Berkshire Hathaway Inc., as discussed more fully in Albecca's Form 8-K as filed with the Securities and Exchange Commission on December 21, 2001. Additionally, the agreement included provisions whereby the shareholder would also sell to Berkshire Hathaway Inc. the corporate office building currently leased by the Company. The consummation of the transaction is subject to regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act (which approval was received on January 3, 2002) and, to the extent applicable, similar Canadian and European laws and to other customary conditions. Completion of the sale is anticipated during the Company's fiscal 2002 second quarter. Following the sale, Albecca expects its current management to remain in place.

         Section 4.13 of the Indenture dated August 11, 1998 among Albecca Inc. and State Street Bank and Trust, as trustee, related to the Company's senior subordinated notes states that upon a "Change of Control", as defined, each holder of notes has the right to require the Company to repurchase all or any part of the holder's notes at an offer price of 101% of the principal amount. Following the consummation of the transaction, the Company will notify holders of the senior subordinated notes of the Change of Control and offer to repurchase the notes in accordance with the requirements of the Indenture.

Note 13. RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the current period presentation, including amounts related to the Company's implementation of EITF 00-10, as more fully explained in the Recent Accounting Pronouncements section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                   (unaudited)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (in thousands)

                                                                        November 25, 2001 (unaudited)
                                                    ----------------------------------------------------------------------
                                                                                               Consolidated
                                                                  Subsidiary     Subsidiary     Elimination    Consolidated
                                                   Albecca Inc.   Guarantors   Nonguarantors      Entries          Total
                                                   -----------    ----------   -------------   -------------   ------------
                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                       $   16,250    $    1,417    $    5,157      $       --      $   22,824
    Accounts receivable, net                                --        22,743        15,550              --          38,293
    Intercompany accounts receivable                        --       116,462         1,024        (117,486)             --
    Inventories                                             --        25,086        22,469              --          47,555
    Other current assets                                 2,012         1,861         3,962              --           7,835
                                                    ----------    ----------    ----------      ----------      ----------
      Total current assets                              18,262       167,569        48,162        (117,486)        116,507
PROPERTY, PLANT AND EQUIPMENT, net                          --        10,641        23,380              --          34,021
OTHER LONG-TERM ASSETS                                   4,072        13,824        20,512              --          38,408
INVESTMENT IN SUBSIDIARIES                             163,292            --         7,884        (171,176)             --
INTERCOMPANY LOANS RECEIVABLE                           90,052            --           358         (90,410)             --
                                                    ----------    ----------    ----------      ----------      ----------
                                                    $  275,678    $  192,034    $  100,296      $ (379,072)     $  188,936
                                                    ==========    ==========    ==========      ==========      ==========

   LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Current maturities of long-term debt            $       --    $      979    $    5,067      $       --      $    6,046
    Accounts payable                                        --         7,634         7,083              --          14,717
    Intercompany accounts payable                      111,651           785         5,050        (117,486)             --
    Accrued liabilities                                  6,055         8,996         9,322              --          24,373
                                                    ----------    ----------    ----------      ----------      ----------
      Total current liabilities                        117,706        18,394        26,522        (117,486)         45,136
                                                    ----------    ----------    ----------      ----------      ----------
LONG-TERM DEBT, less current maturities                134,930         5,974         4,063              --         144,967
                                                    ----------    ----------    ----------      ----------      ----------
INTERCOMPANY LOANS PAYABLE                                  --           358        90,052         (90,410)             --
                                                    ----------    ----------    ----------      ----------      ----------
OTHER LONG-TERM LIABILITIES                              2,380         4,170         2,400              --           8,950
                                                    ----------    ----------    ----------      ----------      ----------
SHAREHOLDER'S EQUITY (DEFICIT):
    Preferred stock                                         --            --            --              --              --
    Class A common stock                                     4            --            --              --               4
    Class B common stock                                   166            --            --              --             166
    Additional paid-in capital                           7,326        41,825         7,926         (49,751)          7,326
    Accumulated earnings (deficit)                      13,166       120,960       (14,055)       (121,425)         (1,354)
    Accumulated other comprehensive gain (loss)             --           353       (16,612)             --         (16,259)
                                                    ----------    ----------    ----------      ----------      ----------
      Total shareholder's equity (deficit)              20,662       163,138       (22,741)       (171,176)        (10,117)
                                                    ----------    ----------    ----------      ----------      ----------
                                                    $  275,678    $  192,034    $  100,296      $ (379,072)     $  188,936
                                                    ==========    ==========    ==========      ==========      ==========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                   (unaudited)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (in thousands)

                                                                             August 26, 2001
                                                    ----------------------------------------------------------------------
                                                                                               Consolidated
                                                                  Subsidiary     Subsidiary     Elimination    Consolidated
                                                   Albecca Inc.   Guarantors   Nonguarantors      Entries          Total
                                                   -----------    ----------   -------------   -------------   ------------
                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                       $   11,929    $    1,169    $    6,048      $       --      $   19,146
    Accounts receivable, net                                --        19,364        13,603              --          32,967
    Intercompany accounts receivable                        --       109,363         1,025        (110,388)             --
    Inventories                                             --        26,679        23,744              --          50,423
    Other current assets                                   215         1,478         4,510              --           6,203
                                                    ----------    ----------    ----------      ----------      ----------
      Total current assets                              12,144       158,053        48,930        (110,388)        108,739
PROPERTY, PLANT AND EQUIPMENT, net                          --        10,752        24,345              --          35,097
OTHER LONG-TERM ASSETS                                   4,174        13,684        21,439              --          39,297
INVESTMENT IN SUBSIDIARIES                             151,703            --         7,884        (159,587)             --
INTERCOMPANY LOANS RECEIVABLE                           89,819            --           360         (90,179)             --
                                                    ----------    ----------    ----------      ----------      ----------
                                                    $  257,840    $  182,489    $  102,958      $ (360,154)     $  183,133
                                                    ==========    ==========    ==========      ==========      ==========
    LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Current maturities of long-term debt            $       --    $      888    $    5,029      $       --      $    5,917
    Accounts payable                                        --         8,998         8,682              --          17,680
    Intercompany accounts payable                      104,238           486         5,664        (110,388)             --
    Accrued liabilities                                    723         8,538         9,286              --          18,547
                                                    ----------    ----------    ----------      ----------      ----------
      Total current liabilities                        104,961        18,910        28,661        (110,388)         42,144
                                                    ----------    ----------    ----------      ----------      ----------
LONG-TERM DEBT, less current maturities                134,930         6,001         4,309              --         145,240
                                                    ----------    ----------    ----------      ----------      ----------
INTERCOMPANY LOANS PAYABLE                                  --           360        89,819         (90,179)             --
                                                    ----------    ----------    ----------      ----------      ----------
OTHER LONG-TERM LIABILITIES                              2,031         4,470         2,475              --           8,976
                                                    ----------    ----------    ----------      ----------      ----------
SHAREHOLDER'S EQUITY (DEFICIT):
    Preferred stock                                         --            --            --              --              --
    Class A common stock                                     4            --            --              --               4
    Class B common stock                                   166            --            --              --             166
    Additional paid-in capital                           7,326        41,825         7,926         (49,751)          7,326
    Accumulated earnings (deficit)                       8,422       110,550       (15,234)       (109,836)         (6,098)
    Accumulated other comprehensive gain (loss)             --           373       (14,998)             --         (14,625)
                                                    ----------    ----------    ----------      ----------      ----------
      Total shareholder's equity (deficit)              15,918       152,748       (22,306)       (159,587)        (13,227)
                                                    ----------    ----------    ----------      ----------      ----------
                                                    $  257,840    $  182,489    $  102,958      $ (360,154)     $  183,133
                                                    ==========    ==========    ==========      ==========      ==========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                   (unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)

                                                                                   Three months ended
                                                                              November 25, 2001 (unaudited)
                                                           ----------------------------------------------------------------------
                                                                                                      Consolidated
                                                                         Subsidiary     Subsidiary     Elimination    Consolidated
                                                          Albecca Inc.   Guarantors   Nonguarantors      Entries          Total
                                                          -----------    ----------   -------------   -------------   ------------
Net sales                                                 $      --      $  53,988      $  27,766      $  (1,272)     $  80,482
Cost of sales                                                    --         28,162         17,925         (1,272)        44,815
                                                          ---------      ---------      ---------      ---------      ---------
    Gross profit                                                 --         25,826          9,841             --         35,667
Operating expenses                                              168         14,970          8,007             --         23,145
                                                          ---------      ---------      ---------      ---------      ---------
    Operating (loss) income                                    (168)        10,856          1,834             --         12,522
Interest income                                              (1,830)            --            (89)            --         (1,919)
Interest expense                                              5,471            149             91             --          5,711
Other loss                                                       --            161            212             --            373
                                                          ---------      ---------      ---------      ---------      ---------
    (Loss) income before provision for income taxes
      and minority interest                                  (3,809)        10,546          1,620             --          8,357
Provision for income taxes                                       --            136            404             --            540
Minority interest                                                --             --             37             --             37
                                                          ---------      ---------      ---------      ---------      ---------
    (Loss) income before equity in earnings                  (3,809)        10,410          1,179             --          7,780
Equity in earnings of subsidiaries                           11,589             --             --        (11,589)            --
                                                          ---------      ---------      ---------      ---------      ---------
          Net income                                      $   7,780      $  10,410      $   1,179      $ (11,589)     $   7,780
                                                          =========      =========      =========      =========      =========

                                             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                  $   7,357      $     617      $    (995)     $      --      $   6,979
                                                          ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                   --           (199)          (287)            --           (486)
    Proceeds from sales of property, plant
      and equipment                                              --              7              9             --             16
    Changes in other long-term assets                            --           (247)            10             --           (237)
                                                          ---------      ---------      ---------      ---------      ---------
    Net cash used in investing activities                        --           (439)          (268)            --           (707)
                                                          ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving credit facilities                    --             97          3,173             --          3,270
    Repayments of revolving credit facilities                    --             --         (2,762)            --         (2,762)
    Proceeds from long-term debt                                 --             --             85             --             85
    Repayments of long-term debt                                 --            (27)          (368)            --           (395)
    Distributions to shareholder                             (3,036)            --             --             --         (3,036)
                                                          ---------      ---------      ---------      ---------      ---------
    Net cash (used in) provided by
     financing activities                                    (3,036)            70            128             --         (2,838)
                                                          ---------      ---------      ---------      ---------      ---------
EFFECT OF EXCHANGE RATE ON CASH                                  --             --            244             --            244
                                                          ---------      ---------      ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH                               4,321            248           (891)            --          3,678
Cash and cash equivalents, beginning of period               11,929          1,169          6,048             --         19,146
                                                          ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period                  $  16,250      $   1,417      $   5,157      $      --      $  22,824
                                                          =========      =========      =========      =========      =========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                   (unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)

                                                                                     Three months ended
                                                                                 November 26, 2000 (unaudited)
                                                           ----------------------------------------------------------------------
                                                                                                      Consolidated
                                                                         Subsidiary     Subsidiary     Elimination    Consolidated
                                                          Albecca Inc.   Guarantors   Nonguarantors      Entries          Total
                                                          -----------    ----------   -------------   -------------   ------------
Net sales                                                 $      --      $  57,725      $  29,553      $  (2,237)     $  85,041
Cost of sales                                                    --         31,014         19,127         (2,237)        47,904
                                                          ---------      ---------      ---------      ---------      ---------
    Gross profit                                                 --         26,711         10,426             --         37,137
Operating expenses                                               18         15,414          8,251             --         23,683
                                                          ---------      ---------      ---------      ---------      ---------
    Operating (loss) income                                     (18)        11,297          2,175             --         13,454
Interest income                                              (1,576)            --             --             --         (1,576)
Interest expense                                              5,459            234            197             --          5,890
Other loss                                                       --             --            361             --            361
                                                          ---------      ---------      ---------      ---------      ---------
    (Loss) income before provision for income taxes,
      minority interest and extraordinary gain               (3,901)        11,063          1,617             --          8,779
Provision for income taxes                                       --            135            744             --            879
Minority interest                                                --             --             31             --             31
                                                          ---------      ---------      ---------      ---------      ---------
    (Loss) income before extraordinary gain                  (3,901)        10,928            842             --          7,869
Extraordinary gain on repurchase of debt, net of tax            247             --             --             --            247
Equity in earnings of subsidiaries                           11,770             --             --        (11,770)            --
                                                          ---------      ---------      ---------      ---------      ---------
Net income (loss)                                         $   8,116      $  10,928      $     842      $ (11,770)     $   8,116
                                                          =========      =========      =========      =========      =========

                                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       $   8,352      $  (1,210)     $   2,521      $      --      $   9,663
                                                          ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                   --           (281)          (720)            --         (1,001)
    Proceeds from sales of property, plant
      and equipment                                              --            399             87             --            486
    Changes in other long-term assets                            97           (208)          (113)            --           (224)
                                                          ---------      ---------      ---------      ---------      ---------
      Net cash provided by (used in) investing
          activities                                             97            (90)          (746)            --           (739)
                                                          ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving credit facilities                    --            102          4,689             --          4,791
    Repayments of revolving credit facilities                    --             --         (5,587)            --         (5,587)
    Proceeds from long-term debt                                 --            600              8             --            608
    Repayments of long-term debt                             (3,753)            (3)        (1,089)            --         (4,845)
    Distributions to shareholders                            (2,300)            --             --             --         (2,300)
                                                          ---------      ---------      ---------      ---------      ---------
      Net cash (used in) provided by
          financing activities                               (6,053)           699         (1,979)            --         (7,333)
                                                          ---------      ---------      ---------      ---------      ---------
EFFECT OF EXCHANGE RATE ON CASH                                  --            (21)           824             --            803
                                                          ---------      ---------      ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH                               2,396           (622)           620             --          2,394
Cash and cash equivalents, beginning of period               13,745          1,855          7,721             --         23,321
                                                          ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period                  $  16,141      $   1,233      $   8,341      $      --      $  25,715
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

         In July and September 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." EITF Issue 00-10 requires that all amounts billed to a customer in a sale transaction for shipping and handling be classified as sales, and recommends that shipping and handling expenses be classified as cost of sales. As required, the Company implemented EITF 00-10 during the fourth quarter of fiscal 2001. Prior to implementation, the Company classified most shipping and handling revenues and costs, on a net basis, in selling and administrative expense. Accordingly, these costs have been reclassified to sales and cost of sales for the current period and all prior periods presented as well as for the purposes of the Management's Discussion and Analysis of Financial Position and Results of Operations that follows. Costs reclassified to cost of sales for the purpose of EITF Issue 00-10 include all third party shipping expenses as well as variable handling costs such as shipping supplies.

         The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

                                                                                Three months ended
                                                                         -------------------------------
                                                                         November 26,       November 25,
                                                                             2000               2001
                                                                         ------------       ------------
         Net sales                                                          100.0%             100.0%
         Cost of sales                                                       56.3               55.7
                                                                           ------             ------
             Gross profit                                                    43.7               44.3
         Operating expenses                                                  27.9               28.8
                                                                           ------             ------
             Operating income                                                15.8               15.5
         Interest income                                                     (1.8)              (2.4)
         Interest expense                                                     6.9                7.1
         Other loss                                                           0.4                0.4
                                                                           ------             ------
             Income before provision for income taxes, minority
               interest and extraordinary gain                               10.3               10.4
         Provision for income taxes                                           1.0                0.6
         Minority interest                                                    0.1                0.1
                                                                            -----             ------
             Income before extraordinary gain                                 9.2                9.7
         Extraordinary gain on repurchase of debt, net of tax                 0.3                 --
                                                                           ------             ------
                 Net income                                                   9.5%               9.7%
                                                                           ======             ======

NET SALES

         For the first quarter ended November 25, 2001, net sales were $80.5 million compared to $85.0 million for the first quarter ended November 26, 2000. The decrease in net sales for the three months ended November 25, 2001 was primarily the result of the continued weakness in the U.S. and Canadian economies, as well as the impact of the events of September 11, 2001. The impact of currency fluctuations during this period were negligible ($.1 million). U.S. net sales decreased 6.4% for the three months ended November 25, 2001 from the comparable period in fiscal 2001, primarily the result of decreased consumer purchases due to the slowing U.S. economy. However, the rate of the sales decline decelerated throughout the quarter. U.S. sales were also impacted by product discontinuation decisions made by the Company. International net sales decreased 3.2% for the three months ended November 25, 2001 from the comparable period in fiscal 2001, primarily due to a decrease in sales in Canada. Management believes that Canadian sales in the first quarter of fiscal 2002 followed the trend of decreased consumer purchases in the U.S. during the same period as the two economies are closely linked. International sales excluding Canada remained substantially unchanged for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001, with sales increases in France and Japan offset by sales declines in Finland, Korea and Italy.

COST OF SALES

         Cost of sales was $44.8 million for the three months ended
November 25, 2001 compared to $47.9 million for the three months ended November 26, 2000. In the U.S., gross profit increased to 48.0% for the three months ended November 25, 2001 compared to 46.6% for the comparable period in fiscal 2001. The increase for the quarter was primarily the result of the continued shift in sales to core, branded products and away from lower margin products. For the three months ended November 25, 2001, International gross profit margin decreased slightly to 37.4% compared to 37.9% for the comparable period in fiscal 2001. This decrease was primarily the result a margin decline in Finland, Japan and Sweden, partially offset by increasing margins in France and the UK.

OPERATING EXPENSES

         Operating expenses were $23.1 million for the three months ended November 25, 2001 compared to $23.7 million for the three months ended
November 26, 2000. In the U.S., operating expenses as a percentage of net sales increased to 28.1% for the three months ended November 25, 2001 compared to 26.7% for the comparable period in fiscal 2001. Management continues to aggressively pursue cost control measures in the U.S. However, nonrecurring costs related to the sale of the Company and to management changes during the first quarter of fiscal 2002 were the primary drivers of the increase in operating expenses as a percentage of net sales in the U.S. For the three months ended November 25, 2001, International operating expenses as a percentage of net sales decreased slightly to 30.1% compared to 30.2% for the comparable period in fiscal 2001. The decrease in operating expenses as a percentage of sales for the quarter was primarily attributable to improved efficiency following restructuring activities in various European locations as well as a focused effort to control costs internationally.

INTEREST INCOME

         Interest income was $1.9 million for the three months ended
November 25, 2001 compared to $1.6 million for the three months ended
November 26, 2000. The increase resulted primarily from the interest income associated with the Company's acquisition of its senior subordinated notes over the past 12 months.

INTEREST EXPENSE

         Interest expense was $5.7 million for the three months ended November 25, 2001 compared to $5.9 million for the three months ended November 26, 2000. The decrease in interest expense for the three months ended November 25, 2001 is primarily due to the Company reducing its total debt.

OTHER LOSS

         Other loss primarily represents net realized and unrealized foreign currency exchange gains and losses on intercompany account balances and certain other foreign-denominated assets, as well as gains and losses on derivative instruments as discussed in Note 10 of the notes to consolidated financial statements.

EXTRAORDINARY GAIN ON REPURCHASE OF DEBT

         During the three months ended November 26, 2000, the Company repurchased a portion of its senior subordinated notes with a face value of $4.0 million. The debt repurchase resulted in an extraordinary gain of $.3 million, net of state income taxes of $.06 million. The Company did not repurchase any of its senior subordinated notes during the three months ended November 25, 2001.

NET INCOME

         For the reasons set forth above, net income was $7.8 million for the three months ended November 25, 2001 compared to $8.1 million for the three months ended November 26, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds have been, and are expected to continue to be, cash flow from operations and its on-hand cash and cash equivalents. The Company's principal need for funds historically has been to finance its working capital (principally inventory and accounts receivable), capital expenditures, acquisitions and distributions to the Company's shareholder to pay income taxes as a result of its status as an S corporation. As of November 25, 2001, the Company had cash and cash equivalents of $22.8 million compared to $19.1 million as of August 26, 2001.

         Net cash provided by operating activities was $7.0 million for the three months ended November 25, 2001 compared to $9.7 million for the three months ended November 26, 2000. The decrease in net cash provided by operating activities versus the prior comparable period was primarily due to a significant decrease in accounts payable as a result of the Company's focus on managing its inventories during a period of slower sales, as well as the seasonal increase in accounts receivable being slightly higher in the first quarter of fiscal 2002 versus fiscal 2001. These items were partially offset by a reduction in inventory, as well as an increase in accrued liabilities, largely related to the timing of payments of certain recurring year-end related items between the two comparable periods, as well as a decrease in accruals related to the sale of the Brio business at the end of the first quarter of fiscal 2001 that did not recur in the first quarter of fiscal 2002. During the quarter, the Company, to facilitate the relocation of an officer, loaned certain amounts to the officer under a secured note. The note is anticipated to be repaid prior to the end of fiscal 2002. Net cash used in investing activities was $.7 million for the three months ended November 25, 2001 and for the three months ended November 26, 2000. Net cash used in financing activities decreased to $2.8 million for the three months ended November 25, 2001 compared to $7.3 million for the three months ended November 26, 2000, primarily due to a decrease in the amount of its senior subordinated debt repurchased by the Company during the first three months of fiscal 2002 compared to the prior comparable period. The Company made no repurchases of its senior subordinated debt during the three months ended November 25, 2001 compared to a repurchase of notes with a face value of $4.0 million for the three months ended November 26, 2000.

         As of November 25, 2001, the Company had outstanding indebtedness of approximately $151.0 million, consisting of $134.9 million in principal amount of the August 1998 senior subordinated debt and $16.1 million of other indebtedness. At August 26, 2001, the Company had outstanding indebtedness of approximately $151.2 million, consisting of $134.9 million in principal amount of the notes and $16.3 million of other indebtedness.

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

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, eliminating the pooling-of-interests method. SFAS No. 141 also establishes criteria to be used in identifying intangible assets to be recognized separately from goodwill in an acquisition. SFAS No. 142 outlines the methods to be used to account for goodwill and other intangible assets after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment annually. Intangible assets with definite useful lives will be amortized over their estimated useful life, which will no longer be limited to forty years. The Company intends to implement SFAS No. 142, as required, on the first day of fiscal 2003. Management is currently evaluating the effect of this Statement on the Company's financial position and results of operations.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction or development transactions. As required, the Company plans to adopt SFAS No. 143 on the first day of fiscal 2003. The adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

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

EUROPEAN UNION CURRENCY CONVERSION

         On January 1, 1999, eleven member nations of the European Economic and Monetary Union began using a common currency, the Euro. For a three-year transition period ending June 30, 2002, both the Euro and each of the currencies for such member countries will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for those countries. The adoption of the Euro will affect many financial systems and business applications as the commerce of those countries may be transacted both in the Euro and the existing national currency during the transition period. Historically, a significant portion of the Company's revenue has been generated in Europe. Of the countries currently using the Euro, the Company has subsidiary operations in Austria, Finland, France, Germany, Italy, and The Netherlands. The Company has assessed the potential impact of the Euro conversion in a number of areas, particularly on pricing and other marketing strategies. Although the Company does not currently expect that the conversion, either during or after the transition period, will have an adverse effect on its operations or financial condition, there can be no assurance that it will not have some unexpected adverse impact.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to the Company's disclosures related to certain market risks as reported under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's Form 10-K for the fiscal year ended August 26, 2001, as filed with the Securities and Exchange Commission.

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits:

NO.      DESCRIPTION
---      -----------
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

4.2      Form of 10 3/4% Senior Note due 2008 of Albecca Inc. (the "New Notes")(included as Exhibit A of the
         Indenture filed as Exhibit 4.1).

10.2     Description and Form of Agreement for certain executives of the Company.

         b.       Reports on Form 8-K:

         On December 21, 2001, the Company filed a Current Report on Form 8-K to report an agreement dated December 15, 2001 providing for the sale of all Albecca's issued and outstanding capital stock to Berkshire Hathaway Inc. by Albecca's sole shareholder Craig A. Ponzio.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ALBECCA INC.
                                       (registrant)



Date:  January 9, 2002                 By: /s/ Stephen E. McKenzie
      ----------------                 ----------------------------------------
                                       Stephen E. McKenzie
                                       President, Chief Executive Officer
                                       (Principal Executive Officer)



Date:  January 9, 2002                 By: /s/ R. Bradley Goodson
      ----------------                 ----------------------------------------
                                       R. Bradley Goodson,
                                       Senior Vice President Finance,
                                       Chief Financial Officer
                                       (Principal Financial Officer)