Form 10-Q
period 2002-02-24
ALBECCA INC
filed 2002-04-11
CIK 1061777

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended February 24, 2002.

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

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

                                  ALBECCA INC.

                               INDEX TO FORM 10-Q

                                                                                                                Page No.
Part I - Financial Information

     Item 1.  Financial Statements

               Consolidated Balance Sheets as of August 26, 2001 (audited) and
                  February 24, 2002 (unaudited) .................................................................   3

               Consolidated Statements of Operations for the three and six months ended
                  February 25, 2001 (unaudited) and February 24, 2002 (unaudited) ...............................   4

               Consolidated Statements of Shareholder's (Deficit) Equity for the year ended
               August 26, 2001 (audited) and the six months ended February 24, 2002 (unaudited) .................   5

               Consolidated Statements of Cash Flows for the six months ended
                  February 25, 2001 (unaudited) and February 24, 2002 (unaudited) ................................  6

               Notes to the Consolidated Financial Statements ...................................................   7

     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .....................................................................  18

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........................................  23

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K ..................................................................  24

Signatures ....................................................................................................... 25

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  ALBECCA INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                 August 26,          February 24,
                                                                                                    2001                 2002
                                                                                                 ----------          ------------
                                                                                                                      (unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                      $   19,146           $   18,844
  Accounts receivable, less allowances for doubtful accounts of
    $4,602 and $4,475 at August 26, 2001 and February 24, 2002                                       32,967               34,348
  Inventories                                                                                        50,423               46,175
  Other current assets                                                                                6,203                9,121
                                                                                                 ----------           ----------
Total current assets                                                                                108,739              108,488
PROPERTY, PLANT AND EQUIPMENT, net                                                                   35,097               39,736
DEFERRED INCOME TAXES                                                                                 1,580               86,440
OTHER LONG-TERM ASSETS                                                                               37,717               34,900
                                                                                                 ----------           ----------
                                                                                                 $  183,133           $  269,564
                                                                                                 ==========           ==========

                 LIABILITIES AND SHAREHOLDER'S (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                                                           $    5,917           $    5,946
  Accounts payable                                                                                   17,680               15,272
  Accrued liabilities                                                                                18,547               19,968
                                                                                                 ----------           ----------
    Total current liabilities                                                                        42,144               41,186
                                                                                                 ----------           ----------
LONG-TERM DEBT, less current maturities                                                             145,240              144,832
                                                                                                 ----------           ----------
OTHER LONG-TERM LIABILITIES                                                                           8,976                6,511
                                                                                                 ----------           ----------

SHAREHOLDER'S (DEFICIT) EQUITY:
  Preferred stock                                                                                        --                   --
  Class A common stock                                                                                    4                  170
  Class B common stock                                                                                  166                   --
  Additional paid-in capital                                                                          7,326               92,402
  Accumulated (deficit) earnings                                                                     (6,098)                 470
  Accumulated other comprehensive loss                                                              (14,625)             (16,007)
                                                                                                 ----------           ----------
    Total shareholder's (deficit) equity                                                            (13,227)              77,035
                                                                                                 ----------           ----------
                                                                                                 $  183,133           $  269,564
                                                                                                 ==========           ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ALBECCA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                                     Three months ended                 Six months ended
                                                               -----------------------------     ------------------------------
                                                               February 25,     February 24,     February 25,      February 24,
                                                                   2001             2002             2001              2002
                                                               ------------     ------------     ------------      ------------
Net sales                                                       $  81,345        $  77,245        $  166,386        $  157,727
Cost of sales                                                      43,990           41,862            91,894            86,677
                                                                ---------        ---------        ----------        ----------
  Gross profit                                                     37,355           35,383            74,492            71,050
Operating expenses                                                 23,847           27,701            47,530            50,846
                                                                ---------        ---------        ----------        ----------
  Operating income                                                 13,508            7,682            26,962            20,204
Interest  income                                                   (1,905)          (1,802)           (3,481)           (3,721)
Interest expense                                                    5,778            5,737            11,668            11,448
Other (income) loss                                                  (430)            (211)              (69)              162
                                                                ---------        ---------        ----------        ----------
  Income before provision for income taxes,
    minority interest and extraordinary gain                       10,065            3,958            18,844            12,315
Income tax expense (benefit)                                          388           (2,007)            1,267            (1,467)
Minority interest                                                      23               11                54                48
                                                                ---------        ---------        ----------        ----------
  Income before extraordinary gain                                  9,654            5,954            17,523            13,734
Extraordinary gain on repurchase of debt, net of tax                  251               --               498                --
                                                                ---------        ---------        ----------        ----------
Net income                                                      $   9,905        $   5,954        $   18,021        $   13,734
                                                                =========        =========        ==========        ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ALBECCA INC.

            CONSOLIDATED STATEMENTS OF SHAREHOLDER'S (DEFICIT) EQUITY
                        (In thousands, except share data)


                                                                                                            ACCUMULATED
                                                 CLASS A                CLASS B      ADDITIONAL ACCUMULATED    OTHER
                                               COMMON STOCK          COMMON STOCK      PAID-IN   (DEFICIT)  COMPREHENSIVE
                                             SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL   EARNINGS       LOSS         TOTAL
                                           ----------  ------  -----------   ------  ---------- ----------- -------------  --------
BALANCE, August 27, 2000                      374,000   $  4    16,626,000    $ 166    $ 7,326   $(23,578)    $(13,795)    $(29,877)
  Net income                                       --     --            --       --         --     31,580           --
    Foreign currency translation
      adjustment                                   --     --            --       --         --         --         (830)
    Total comprehensive income                                                                                               30,750
  Distribution to shareholders                     --     --            --       --         --    (14,100)          --      (14,100)
                                           ----------   ----   -----------    -----    -------   --------     --------     --------
BALANCE, August 26, 2001                      374,000      4    16,626,000      166      7,326     (6,098)     (14,625)     (13,227)
                                           ----------   ----   -----------    -----    -------   --------     --------     --------
  Net income (unaudited)                           --     --            --       --         --     13,734           --
    Foreign currency translation
     adjustment (unaudited)                        --     --            --       --         --         --       (1,382)
    Total comprehensive income (unaudited)                                                                                   12,352
  Distribution to shareholder (unaudited)          --     --            --       --         --     (7,166)          --       (7,166)
  Recognition of deferred taxes upon
    change in ownership (Note 5)
    (unaudited)                                    --     --            --       --     85,076         --           --       85,076
  Conversion of Class B Common Stock
    to Class A Common Stock (unaudited)    16,626,000    166   (16,626,000)    (166)        --         --           --           --
                                           ----------   ----   -----------    -----    -------   --------     --------     --------
BALANCE, February 24, 2002 (unaudited)     17,000,000   $170            --    $  --    $92,402   $    470     $(16,007)    $ 77,035
                                           ==========   ====   ===========    =====    =======   ========     ========     ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ALBECCA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                        Six months ended
                                                                                                ------------         ------------
                                                                                                February 25,         February 24,
                                                                                                    2001                2002
                                                                                                ------------         ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                                                     $   18,021           $  13,734
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Minority interest                                                                                     54                  48
   Depreciation and amortization                                                                      2,727               2,559
   Loss (gain) on disposal of property, plant and equipment                                             114                 (20)
   Extraordinary gain on repurchase of debt                                                            (498)                 --
   Changes in operating assets and liabilities:
    Accounts receivable                                                                                (279)             (2,018)
    Inventories                                                                                      (1,551)              3,544
    Deferred taxes                                                                                       --              (2,452)
    Other current assets                                                                               (523)               (598)
    Accounts payable                                                                                  1,579              (2,936)
    Accrued liabilities                                                                              (4,282)              2,547
    Other                                                                                               854              (2,330)
                                                                                                 ----------           ---------
     Net cash provided by operating activities                                                       16,216              12,078
                                                                                                 ----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                         (1,447)             (6,830)
  Proceeds from sales of property, plant and equipment                                                  668                  73
  Changes in other long-term assets                                                                     (57)              1,366
                                                                                                 ----------           ---------
     Net cash used in investing activities                                                             (836)             (5,391)
                                                                                                 ----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities                                                            11,009               6,836
Repayments of revolving credit facilities                                                           (10,941)             (6,591)
Proceeds from long-term debt                                                                            703                 249
Repayments of long-term debt                                                                        (10,323)               (560)
Distributions to shareholders                                                                        (4,800)             (7,166)
                                                                                                 ----------           ---------
Net cash used in financing activities                                                               (14,352)             (7,232)
                                                                                                 ----------           ---------
EFFECT OF EXCHANGE RATE ON CASH                                                                         206                 243
                                                                                                 ----------           ---------

NET INCREASE (DECREASE) IN CASH                                                                       1,234                (302)
CASH and cash equivalents, beginning of period                                                       23,321              19,146
                                                                                                 ----------           ---------
CASH and cash equivalents, end of period                                                         $   24,555           $  18,844
                                                                                                 ==========           =========

SUPPLEMENTAL INFORMATION:
  Interest paid                                                                                  $   11,782           $  11,312
                                                                                                 ==========           =========
  Income taxes paid                                                                              $    2,258           $   1,252
                                                                                                 ==========           =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ALBECCA INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.           CHANGE IN OWNERSHIP

         On February 8, 2002, Albecca Inc. and its subsidiaries ("the Company", "Albecca") were acquired by Berkshire Hathaway Inc. ("Berkshire"), a Delaware holding company owning subsidiaries engaged in a number of diverse business activities. Under the terms of the Purchase and Sale Agreement, all of the outstanding shares of common stock of Albecca were acquired from its sole shareholder for cash consideration of $223,425,000. In connection with the transaction, all Class B common shares were converted to Class A common shares.

         In connection with the acquisition, the Company incurred and expensed transaction related expenditures of approximately $5,500,000 consisting of $467,000 for legal fees and other professional fees, $1,939,000 for the accelerated vesting of stock options due to change of control provisions, a one-time discretionary $1,000,000 contribution to the Company's 401(K) plan for the benefit of all plan participants, and $2,094,000 for other compensation arrangements. Additionally, the Company will accrue and expense additional compensation amounts over related vesting periods of 12 and 24 month periods from the transaction date totaling $6,930,000. The Company expensed approximately $144,000 of such amounts during the quarter ended February 24, 2002. Based on the above, a total of $5,644,000 in expenses are reflected in operating expenses within the accompanying statement of operations.

Note 2.           BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

         As permitted under Staff Accounting Bulletin (SAB) No. 54, "Push Down Basis of Accounting Required in Certain Limited Circumstances", the Company elected not to apply push down accounting in its consolidated financial statements as it is a public registrant as a result of public debt that was outstanding prior to the acquisition. As such, the accompanying consolidated financial statements are reported on the Company's historical cost basis. If push down accounting had been elected, the Company would have been required to establish a new basis for its assets and liabilities based on the amount of consideration paid and the fair value of the acquired assets and liabilities as of the date of acquisition.

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

Note 3.           USE OF ESTIMATES

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

Note 4.           PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Albecca and its subsidiaries. All significant intercompany transactions have been eliminated. Minority interest represents minority shareholders' interest in majority-owned subsidiaries.

Note 5.           INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         Prior to the acquisition, the Company was treated as an S corporation for federal income tax purposes and several of its subsidiaries were classified as either partnerships or single member entities. As such, these entities were not subject to federal, and certain state, income taxes. Instead, the related taxable income was included in the tax returns of the shareholders and members of the respective entities. The Company made distributions to its shareholders to pay income tax obligations as a result of the Company's

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

status as an S corporation.

         Albecca's S corporation status automatically terminated upon the closing of the acquisition and the Company became subject to entity level taxes at C corporation tax rates for federal income tax purposes. The single member entities and partnerships will retain their tax entity status and continue to have their results combined with Albecca's, which consolidated federal income will be included in Berkshire's consolidated federal income tax filing. The foreign subsidiaries not included in the Company's federal income tax filings were not impacted by this conversion.

         In the Purchase and Sale Agreement, Berkshire and the former sole shareholder have agreed to jointly elect to treat the sale of the Company for federal and certain state income tax purposes as an asset acquisition under section 338(h)(10) ("the 338 election") of the Internal Revenue Code of 1986, as amended. A preliminary allocation of the purchase price to the tax basis of assets and liabilities based on their respective estimated fair values at February 8, 2002 has been made for income tax purposes. As a result of the 338 election, the automatic termination of S corporation status for federal income tax purposes and the Company's election not to push down the accounting associated with the acquisition, the Company recorded a deferred tax asset of approximately $85,076,000. This net deferred tax asset, which primarily consists of tax deductible goodwill, results from the excess of the adjusted tax basis over the historical cost basis of the Company's assets and liabilities for financial reporting purposes. A corresponding credit was made to additional paid-in capital in accordance with Emerging Issues Task Force (EITF) 94-10, "Accounting by a Company for the Income Tax Effects of Transactions Among or with its Shareholders Under FASB Statement 109". As the allocation of the purchase price to the acquired assets is subject to change in upcoming periods as appraisals and other allocation methods are finalized, additional changes to additional paid-in capital may occur.

Note 6.           RESTRUCTURING PLANS

THE NETHERLANDS - LEVER

         As of February 24, 2002, with respect to the Company's closure of its Lever manufacturing and distribution facility located in Bergambacht, The Netherlands, none of the original 28 team members remained at the facility. During the second quarter of fiscal 2002, cash payments of $50,000 were made with respect to severance costs, resulting in a remaining balance of $34,000 in accrued liabilities at February 24, 2002. The Company anticipates that The Netherlands - Lever restructuring plan will be completed prior to the end of fiscal 2002.

CANADA - EDMONTON

         As of February 24, 2002, with respect to the Company's closure of one of its Canadian distribution facilities, located in Edmonton, none of the original 5 team members remained at the facility. During the second quarter of fiscal 2002, cash payments relating to lease termination and other exit costs were made totaling $49,000, resulting in a remaining balance of $44,000 in accrued liabilities. The Company anticipates that the Canada - Edmonton restructuring will be completed prior to the end of fiscal 2002.

UNITED KINGDOM - NORTHAMPTON

         As of February 24, 2002, with respect to the Company's closure of its United Kingdom - Northampton operation, none of the original 37 team members remained at the facility and the restructuring plan was substantially complete. The remaining accrual relates to the Company's continuing obligation under existing lease commitments for the closed facility and a severance payment that will be paid during fiscal 2002. Cash payments relating to lease termination costs of $51,000 were made during the second quarter of fiscal 2002.

NEW ZEALAND

         As of February 24, 2002, with respect to the closure of the Company's distribution operations in New Zealand, none of the 9 original team members remained at the facility and the restructuring plan was complete. Cash payments relating to other exit costs of approximately $10,000 were made during the first quarter of fiscal 2002.

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

GREECE

         As of February 24, 2002, with respect to the closure of the Company's distribution operations in Greece, none of the original 14 team members remained at the facility. Cash payments relating to other exit costs of approximately $7,000 were made during the second quarter of fiscal 2002. The Company, through its local counsel, is finalizing the legal liquidation of its Greek entities. The Company anticipates that the restructuring plan will be completed prior to the end of the third quarter of fiscal 2002.

         For more descriptive information on the above mentioned restructuring plans, please see the Company's Form 10-K for the fiscal year ended August 26, 2001, as filed with the Securities and Exchange Commission.

SUMMARY OF RESTRUCTURING PLANS

         As of February 24, 2002, as it relates to the Company's reported restructuring plans, $248,000 of restructuring charges remained in accrued liabilities representing $39,000 of severance and other termination costs and $209,000 of lease termination and other exit costs.

         A summary of the restructuring plans and activity consist of the following estimated accrued future cash/non-cash requirements:

                                                          Write-down of     Severance and
                                                          property and    other termination        Lease termination
CLOSURE OF UNITED KINGDOM - NORTHAMPTON:                    equipment          benefits          and other exit costs      Total
                                                          -------------   ------------------     --------------------   ----------
2000 Provision                                              $ 499,000         $ 298,000               $  618,000        $1,415,000
      Non-cash                                                499,000                --                       --           499,000
                                                            ---------         ---------               ----------        ----------
      Cash                                                         --           298,000                  618,000           916,000
Fiscal 2000 cash activity                                          --          (116,000)                 (84,000)         (200,000)
                                                            ---------         ---------               ----------        ----------
Balance as of August 27, 2000                                      --           182,000                  534,000           716,000
Fiscal 2001 cash activity                                          --          (150,000)                (374,000)         (524,000)
                                                            ---------         ---------               ----------        ----------
Balance as of August 26, 2001                                      --            32,000                  160,000           192,000
First quarter 2002 cash activity (unaudited)                       --                --                  (58,000)          (58,000)
                                                            ---------         ---------               ----------        ----------
Balance as of November 25, 2001 (unaudited)                        --            32,000                  102,000           134,000
Second quarter 2002 cash activity (unaudited)                      --                --                  (51,000)          (51,000)
                                                            ---------         ---------               ----------        ----------
Balance as of February 24, 2002 (unaudited)                 $      --         $  32,000               $   51,000        $   83,000
                                                            =========         =========               ==========        ==========

                                                          Write-down of     Severance and
                                                          property and    other termination
CLOSURE OF OPERATIONS IN NEW ZEALAND:                       equipment          benefits            Other exit costs       Total
                                                          -------------   ------------------     --------------------   ----------
1999 Provision                                              $  75,000         $  48,000               $  102,000        $  225,000
      Non-cash                                                 75,000                --                       --            75,000
                                                            ---------         ---------               ----------        ----------
      Cash                                                         --            48,000                  102,000           150,000
Fiscal 1999 cash activity                                          --           (30,000)                 (75,000)         (105,000)
                                                            ---------         ---------               ----------        ----------
Balance as of August 29, 1999                                      --            18,000                   27,000            45,000
Fiscal 2000 cash activity                                          --            (3,000)                  (3,000)           (6,000)
                                                            ---------         ---------               ----------        ----------
Balance as of August 27, 2000                                      --            15,000                   24,000            39,000
2001 reversal of excess provision                                  --           (15,000)                 (14,000)          (29,000)
                                                            ---------         ---------               ----------        ----------
Balance as of August 26, 2001                                      --                --                   10,000            10,000
First quarter 2002 cash activity (unaudited)                       --                --                  (10,000)          (10,000)
                                                            ---------         ---------               ----------        ----------
Balance as of November 25, 2001 (unaudited)                 $      --         $      --               $       --        $       --
                                                            =========         =========               ==========        ==========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

                                                          Write-down of     Severance and
                                                          property and    other termination
CLOSURE OF OPERATIONS IN GREECE:                            equipment          benefits            Other exit costs       Total
                                                          -------------   ------------------     --------------------   ----------
1998 Provision                                              $ 333,000         $  79,000               $  104,000        $  516,000
      Non-cash                                                333,000                --                       --           333,000
                                                            ---------         ---------               ----------        ----------
      Cash                                                         --            79,000                  104,000           183,000
Fiscal 1998 cash activity                                          --                --                       --                --
                                                            ---------         ---------               ----------        ----------
Balance as of August 30, 1998                                      --            79,000                  104,000           183,000
1999 provision                                                     --                --                  129,000           129,000
Fiscal 1999 cash activity                                          --           (70,000)                (129,000)         (199,000)
                                                            ---------         ---------               ----------        ----------
Balance as of August 29, 1999                                      --             9,000                  104,000           113,000
Fiscal 2000 cash activity                                          --                --                   (4,000)           (4,000)
                                                            ---------         ---------               ----------        ----------
Balance as of August 27, 2000                                      --             9,000                  100,000           109,000
Fiscal 2001 cash activity                                          --            (9,000)                  (6,000)          (15,000)
                                                            ---------         ---------               ----------        ----------
Balance as of August 26, 2001                                      --                --                   94,000            94,000
First quarter 2002 cash activity (unaudited)                       --                --                       --                --
                                                            ---------         ---------               ----------        ----------
Balance as of November 25, 2001 (unaudited)                        --                --                   94,000            94,000
Second quarter 2002 cash activity (unaudited)                      --                --                   (7,000)           (7,000)
                                                            ---------         ---------               ----------        ----------
Balance as of February 24, 2002 (unaudited)                 $      --         $      --               $   87,000        $   87,000
                                                            =========         =========               ==========        ==========

Note 7.           OTHER (INCOME) LOSS

         During the three months ended February 24, 2002, the Company received a dividend from Prudential Financial as a result of the insurance company's conversion from a mutual company to a stock company. Albecca received shares of Prudential Financial stock with a value at the time of issuance of $232,000, which was reflected in other income for the period ended February 24, 2002. The Company anticipates selling such shares prior to the end of the fiscal year. As of the end of the second quarter of fiscal 2002, the value of the shares approximates the amount recognized as income. The remaining other (income) loss primarily represents net realized and unrealized foreign currency exchange gains and losses on intercompany account balances and certain other foreign-denominated assets, as well as gains and losses on derivative instruments as discussed in Note 11.

Note 8.           EXTRAORDINARY GAIN

         During the six months ended February 25, 2001, the Company repurchased a portion of its senior subordinated notes with a face value of $8,000,000. The debt repurchase resulted in an extraordinary gain of $498,000, net of state income taxes of $12,000. The Company did not repurchase any of its senior subordinated notes during the six months ended February 24, 2002.

Note 9.           INVENTORIES

         Inventories consist of the following (in thousands):

                                                        August 26,        February 24,
                                                           2001               2002
                                                        ----------        ------------
         Raw materials                                  $   6,218          $   6,772
         Work in process                                    1,812              1,936
         Finished goods                                    42,393             37,467
                                                        ---------          ---------
                                                        $  50,423          $  46,175
                                                        =========          =========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

Note 10.          COMPREHENSIVE INCOME

         Comprehensive income for the Company is as follows (in thousands):

                                                                     Three months ended                 Six months ended
                                                                  -------          ------          --------           --------
                                                               February 25,     February 24,     February 25,       February 24,
                                                                   2001            2002             2001               2002
                                                               ------------     ------------     ------------       ------------
         Net income, as reported                                  $ 9,905          $5,954          $ 18,021           $ 13,734
         Foreign currency translation adjustments                   2,459             252              (449)            (1,382)
                                                                  -------          ------          --------           --------
         Total comprehensive income                               $12,364          $6,206          $ 17,572           $ 12,352
                                                                  =======          ======          ========           ========

         Accumulated other comprehensive loss represents foreign currency translation adjustments of $14,625 and $16,007 at August 26, 2001 and February 24, 2002, respectively.

Note 11.          DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

         The Company has historically entered into forward exchange contracts to reduce the foreign currency exchange risks associated with its committed and anticipated foreign currency denominated purchases. Its U.S. operations purchase primarily Euro forward exchange contracts and its United Kingdom subsidiary primarily enters into U.S. dollar and Euro forward exchange contracts.

         The carrying amount of derivatives at fair value as of February 24, 2002 was a net liability of $35,000. During the six months ended February 24, 2002 a loss of $31,000 was recorded in the accompanying statement of operations, net of tax, representing the change in fair value of the derivatives. As of February 24, 2002 the maximum period of time the Company was hedging its exposure to the variability in future cash flows for forecasted transactions was approximately seven months.

Note 12.          COMMITMENTS AND CONTINGENCIES

LITIGATION

         The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 13.          RELATED PARTY TRANSACTIONS

         Pursuant to the Purchase and Sale Agreement between the Company and Berkshire, the Company acquired the during the second quarter of fiscal 2002, the corporate headquarters office building in Norcross, Georgia for $5,575,000 from an entity controlled by the selling shareholder of the Company. The purchase price was based on a recent third-party appraisal. In addition, under the terms of the agreement, the selling shareholder is required to reimburse the Company for certain state income taxes resulting from the 338 election. In connection with this obligation, the Company has recorded on a preliminary basis a receivable due from the former shareholder of approximately $1,050,000.

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

Note 14.          SUBSEQUENT EVENTS

         On March 11, 2002, the Company, pursuant to Sections 3.09 and 4.13 of the Indenture dated August 11, 1998 between the Company and State Street Bank and Trust, as trustee, issued a Notice of Change of Control and Offer to Purchase for cash any and all of the Company's senior subordinated notes at an offer price of 101% of the principal amount. The offer expired on April 5, 2002 and no notes were tendered for repurchase.

Note 15.          RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the current period presentation, including amounts related to the Company's implementation of EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", as more fully explained in the Recent Accounting Pronouncements section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note 16.          GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (in thousands)

                                                                            February 24, 2002 (unaudited)
                                                        -------------------------------------------------------------------------
                                                                                                     Consolidated
                                                                      Subsidiary     Subsidiary       Elimination      Consolidated
                                                      Albecca Inc.    Guarantors    Nonguarantors       Entries           Total
                                                      ------------    ----------    -------------    ------------      ------------
                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $ 11,490       $    781       $   6,573        $      --        $  18,844
  Accounts receivable, net                                    --         19,966          14,382               --           34,348
  Intercompany accounts receivable                            --        124,565           1,008         (125,573)              --
  Inventories                                                 --         24,419          21,756               --           46,175
  Other current assets                                     3,811          1,827           3,483               --            9,121
                                                        --------       --------       ---------        ---------        ---------
    Total current assets                                  15,301        171,558          47,202         (125,573)         108,488
PROPERTY, PLANT AND  EQUIPMENT, net                           --         16,076          23,660               --           39,736
DEFERRED INCOME TAXES                                     84,860             --           1,580               --           86,440
OTHER LONG-TERM ASSETS                                     3,966         12,503          18,431               --           34,900
INVESTMENT IN SUBSIDIARIES                               170,769             --           7,885         (178,654)              --
INTERCOMPANY LOANS RECEIVABLE                             89,580             --             350          (89,930)              --
                                                        --------       --------       ---------        ---------        ---------
                                                        $364,476       $200,137       $  99,108        $(394,157)       $ 269,564
                                                        ========       ========       =========        =========        =========

      LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current maturities of long-term debt                  $     --       $  1,109       $   4,837        $      --        $   5,946
  Accounts payable                                            --          9,385           5,887               --           15,272
  Intercompany accounts payable                          120,062            678           4,833         (125,573)              --
  Accrued liabilities                                      1,843          8,520           9,605               --           19,968
                                                        --------       --------       ---------        ---------        ---------
    Total current liabilities                            121,905         19,692          25,162         (125,573)          41,186
                                                        --------       --------       ---------        ---------        ---------
LONG-TERM DEBT, less current maturities                  134,930          5,932           3,970               --          144,832
                                                        --------       --------       ---------        ---------        ---------
INTERCOMPANY LOANS PAYABLE                                    --            350          89,580          (89,930)              --
                                                        --------       --------       ---------        ---------        ---------
OTHER LONG-TERM LIABILITIES                                   79          3,654           2,778               --            6,511
                                                        --------       --------       ---------        ---------        ---------
SHAREHOLDER'S  EQUITY (DEFICIT):
  Preferred stock                                             --             --              --               --               --
  Class A common stock                                       170             --              --               --              170
  Additional paid-in capital                              92,402         41,825           7,927          (49,752)          92,402
  Accumulated earnings (deficit)                          14,990        128,337         (13,955)        (128,902)             470
  Accumulated other comprehensive gain (loss)                 --            347         (16,354)              --          (16,007)
                                                        --------       --------       ---------        ---------        ---------
    Total shareholder's equity (deficit)                 107,562        170,509         (22,382)        (178,654)          77,035
                                                        --------       --------       ---------        ---------        ---------
                                                         $364,476       $200,137       $  99,108        $(394,157)       $ 269,564
                                                         ========       ========       =========        =========        =========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (in thousands)

                                                                                     August 26, 2001
                                                            ---------------------------------------------------------------------
                                                                                                      Consolidated
                                                                          Subsidiary    Subsidiary     Elimination   Consolidated
                                                            Albecca Inc.  Guarantors  Nonguarantors     Entries         Total
                                                            ------------  ----------  -------------   ------------   ------------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $ 11,929     $  1,169     $   6,048      $      --      $  19,146
  Accounts receivable, net                                          --       19,364        13,603             --         32,967
  Intercompany accounts receivable                                  --      109,363         1,025       (110,388)            --
  Inventories                                                       --       26,679        23,744             --         50,423
  Other current assets                                             215        1,478         4,510             --          6,203
                                                              --------     --------     ---------      ---------      ---------
   Total current assets                                         12,144      158,053        48,930       (110,388)       108,739
PROPERTY, PLANT AND EQUIPMENT, net                                  --       10,752        24,345             --         35,097
DEFERRED INCOME TAXES                                               --           --         1,580             --          1,580
OTHER LONG-TERM ASSETS                                           4,174       13,684        19,859             --         37,717
INVESTMENT IN SUBSIDIARIES                                     151,703           --         7,884       (159,587)            --
INTERCOMPANY LOANS RECEIVABLE                                   89,819           --           360        (90,179)            --
                                                              --------     --------     ---------      ---------      ---------
                                                              $257,840     $182,489     $ 102,958      $(360,154)     $ 183,133
                                                              ========     ========     =========      =========      =========
                  LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current maturities of long-term debt                        $     --     $    888     $   5,029      $      --      $   5,917
  Accounts payable                                                  --        8,998         8,682             --         17,680
  Intercompany accounts payable                                104,238          486         5,664       (110,388)            --
  Accrued liabilities                                              723        8,538         9,286             --         18,547
                                                              --------     --------     ---------      ---------      ---------
    Total current liabilities                                  104,961       18,910        28,661       (110,388)        42,144
                                                              --------     --------     ---------      ---------      ---------
LONG-TERM DEBT, less current maturities                        134,930        6,001         4,309             --        145,240
                                                              --------     --------     ---------      ---------      ---------
INTERCOMPANY LOANS PAYABLE                                          --          360        89,819        (90,179)            --
                                                              --------     --------     ---------      ---------      ---------
OTHER LONG-TERM LIABILITIES                                      2,031        4,470         2,475             --          8,976
                                                              --------     --------     ---------      ---------      ---------
SHAREHOLDER'S EQUITY (DEFICIT):
  Preferred stock                                                   --           --            --             --             --
  Class A common stock                                               4           --            --             --              4
  Class B common stock                                             166           --            --             --            166
  Additional paid-in capital                                     7,326       41,825         7,926        (49,751)         7,326
  Accumulated earnings (deficit)                                 8,422      110,550       (15,234)      (109,836)        (6,098)
  Accumulated other comprehensive gain (loss)                       --          373       (14,998)            --        (14,625)
                                                              --------     --------     ---------      ---------      ---------
    Total shareholder's equity (deficit)                        15,918      152,748       (22,306)      (159,587)       (13,227)
                                                              --------     --------     ---------      ---------      ---------
                                                              $257,840     $182,489     $ 102,958      $(360,154)     $ 183,133
                                                              ========     ========     =========      =========      =========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)

                                                                                     Three months ended
                                                                               February 24, 2002 (unaudited)
                                                            ---------------------------------------------------------------------
                                                                                                      Consolidated
                                                                          Subsidiary    Subsidiary     Elimination   Consolidated
                                                            Albecca Inc.  Guarantors  Nonguarantors     Entries         Total
                                                            ------------  ----------  -------------   ------------   ------------

Net sales                                                     $     --      $ 55,134     $  24,317      $  (2,206)     $  77,245
Cost of sales                                                       --        28,563        15,505         (2,206)        41,862
                                                              --------      --------     ---------      ---------      ---------
  Gross profit                                                      --        26,571         8,812             --         35,383
Operating expenses                                                 566        18,893         8,242             --         27,701
                                                              --------      --------     ---------      ---------      ---------
  Operating (loss) income                                         (566)        7,678           570             --          7,682
Interest income                                                 (1,780)           --           (22)            --         (1,802)
Interest expense                                                 5,364           117           256             --          5,737
Other (income) loss                                               (232)            4            17             --           (211)
                                                              --------      --------     ---------      ---------      ---------
  (Loss) income before provision for income taxes,
    minority interest, and extraordinary gain                   (3,918)        7,557           319             --          3,958
Income tax (benefit) expense                                    (2,395)          180           208             --         (2,007)
Minority interest                                                   --            --            11             --             11
                                                              --------      --------     ---------      ---------      ---------
  (Loss) income before extraordinary gain                       (1,523)        7,377           100             --          5,954
Equity in earnings of subsidiaries                               7,477            --            --         (7,477)            --
                                                              --------      --------     ---------      ---------      ---------
Net income                                                    $  5,954      $  7,377     $     100      $  (7,477)     $   5,954
                                                              ========      ========     =========      =========      =========

                                                                                  Three months ended
                                                                             February 25, 2001 (unaudited)
                                                            ---------------------------------------------------------------------
                                                                                                      Consolidated
                                                                          Subsidiary    Subsidiary     Elimination   Consolidated
                                                            Albecca Inc.  Guarantors  Nonguarantors     Entries         Total
                                                            ------------  ----------  -------------   ------------   ------------

Net sales                                                     $     --      $ 27,745     $  28,687      $  (2,663)     $  81,345
Cost of sales                                                       --        17,951        18,893         (2,663)        43,990
                                                              --------      --------     ---------      ---------      ---------
  Gross profit                                                      --        27,561         9,794             --         37,355
Operating expenses                                                 172        15,198         8,477             --         23,847
                                                              --------      --------     ---------      ---------      ---------
  Operating (loss) income                                         (172)       12,363         1,317             --         13,508
Interest income                                                 (1,905)           --            --             --         (1,905)
Interest expense                                                 5,372           182           224             --          5,778
Other income                                                        --            --          (430)            --           (430)
                                                              --------      --------     ---------      ---------      ---------
  (Loss) income before provision for income taxes,
    minority interest, and extraordinary gain                   (3,639)       12,181         1,523             --         10,065
Income tax expense                                                  --           125           263             --            388
Minority interest                                                   --            --            23             --             23
                                                              --------      --------     ---------      ---------      ---------
  (Loss) income before extraordinary gain                       (3,639)       12,056         1,237             --          9,654
Extraordinary gain on repurchase of debt, net of tax               251            --            --             --            251
Equity in earnings of subsidiaries                              13,293            --            --        (13,293)            --
                                                              --------      --------     ---------      ---------      ---------
Net income                                                    $  9,905      $ 12,056     $   1,237      $ (13,293)     $   9,905
                                                              ========      ========     =========      =========      =========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)

                                                                                     Six months ended
                                                                               February 24, 2002 (unaudited)
                                                            -----------------------------------------------------------------------
                                                                                                      Consolidated
                                                                          Subsidiary    Subsidiary     Elimination   Consolidated
                                                            Albecca Inc.  Guarantors  Nonguarantors     Entries         Total
                                                            ------------  ----------  -------------   ------------   ------------
Net sales                                                     $     --      $109,122      $  52,083      $  (3,478)     $ 157,727
Cost of sales                                                       --        56,725         33,430         (3,478)        86,677
                                                              --------      --------      ---------      ---------      ---------
  Gross profit                                                      --        52,397         18,653             --         71,050
Operating expenses                                                 734        33,863         16,249             --         50,846
                                                              --------      --------      ---------      ---------      ---------
  Operating (loss) income                                         (734)       18,534          2,404             --         20,204
Interest income                                                 (3,610)           --           (111)            --         (3,721)
Interest expense                                                10,835           266            347             --         11,448
Other (income) loss                                               (232)          165            229             --            162
                                                              --------      --------      ---------      ---------      ---------
  (Loss) income before provision for income taxes
    and minority interest                                       (7,727)       18,103          1,939             --         12,315
Income tax (benefit) expense                                    (2,395)          316            612             --         (1,467)
Minority interest                                                   --            --             48             --             48
                                                              --------      --------      ---------      ---------      ---------
  (Loss) income before equity in earnings                       (5,332)       17,787          1,279             --         13,734
Equity in earnings of subsidiaries                              19,066            --             --        (19,066)            --
                                                              --------      --------      ---------      ---------      ---------
        Net income                                            $ 13,734      $ 17,787      $   1,279      $ (19,066)     $  13,734
                                                              ========      ========      =========      =========      =========

                             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NET CASH PROVIDED BY
OPERATING ACTIVITIES                                          $  6,727      $  4,399      $     952      $      --      $  12,078
                                                              --------      --------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                        --        (5,928)          (902)            --         (6,830)
  Proceeds from sales of property, plant and equipment              --             7             66             --             73
  Changes in other long-term assets                                 --           972            394             --          1,366
                                                              --------      --------      ---------      ---------      ---------
  Net cash used in investing activities                             --        (4,949)          (442)            --         (5,391)
                                                              --------      --------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facilities                         --           216          6,620             --          6,836
  Repayments of revolving credit facilities                         --            --         (6,591)            --         (6,591)
  Proceeds from long-term debt                                      --            --            249             --            249
  Repayments of long-term debt                                      --           (54)          (506)            --           (560)
  Distributions to shareholder                                  (7,166)           --             --             --         (7,166)
                                                              --------      --------      ---------      ---------      ---------
  Net cash (used in) provided by financing activities           (7,166)          162           (228)            --         (7,232)
                                                              --------      --------      ---------      ---------      ---------
EFFECT OF EXCHANGE RATE ON CASH                                     --            --            243             --            243
                                                              --------      --------      ---------      ---------      ---------
NET (DECREASE) INCREASE IN CASH                                   (439)         (388)           525             --           (302)
Cash and cash equivalents, beginning of period                  11,929         1,169          6,048             --         19,146
                                                              --------      --------      ---------      ---------      ---------
Cash and cash equivalents, end of period                      $ 11,490      $    781      $   6,573      $      --      $  18,844
                                                              ========      ========      =========      =========      =========

                                  ALBECCA INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)

                                                                                     Six months ended
                                                                               February 25, 2001 (unaudited)
                                                            -----------------------------------------------------------------------
                                                                                                      Consolidated
                                                                          Subsidiary    Subsidiary     Elimination   Consolidated
                                                            Albecca Inc.  Guarantors  Nonguarantors     Entries         Total
                                                            ------------  ----------  -------------   ------------   ------------

Net sales                                                     $     --      $113,988      $  57,298      $  (4,900)     $ 166,386
Cost of sales                                                       --        59,716         37,078         (4,900)        91,894
                                                              --------      --------      ---------      ---------      ---------
  Gross profit                                                      --        54,272         20,220             --         74,492
Operating expenses                                                 190        30,612         16,728             --         47,530
                                                              --------      --------      ---------      ---------      ---------
  Operating (loss) income                                         (190)       23,660          3,492             --         26,962
Interest income                                                 (3,481)           --             --             --         (3,481)
Interest expense                                                10,831           416            421             --         11,668
Other income                                                        --            --            (69)            --            (69)
                                                              --------      --------      ---------      ---------      ---------
  (Loss) income before provision for income taxes,
    minority interest and extraordinary gain                    (7,540)       23,244          3,140             --         18,844
Income taxes expense                                                --           260          1,007             --          1,267
Minority interest                                                   --            --             54             --             54
                                                              --------      --------      ---------      ---------      ---------
  (Loss) income before extraordinary gain                       (7,540)       22,984          2,079             --         17,523
Extraordinary gain on repurchase of debt, net of tax               498            --             --             --            498
Equity in earnings of subsidiaries                              25,063            --             --        (25,063)            --
                                                              --------      --------      ---------      ---------      ---------
        Net income (loss)                                     $ 18,021      $ 22,984      $   2,079      $ (25,063)     $  18,021
                                                              ========      ========      =========      =========      =========

                             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                        $ 14,088      $ (1,000)     $   3,128      $      --      $  16,216
                                                              --------      --------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                        --          (388)        (1,059)            --         (1,447)
  Proceeds from sales of property, plant
    and equipment                                                   --           432            236             --            668
  Changes in other long-term assets                                190          (372)           125             --            (57)
                                                              --------      --------      ---------      ---------      ---------
  Net cash provided by (used in) investing activities              190          (328)          (698)            --           (836)
                                                              --------      --------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facilities                         --           102         10,907             --         11,009
  Repayments of revolving credit facilities                         --            (2)       (10,939)            --        (10,941)
  Proceeds from long-term debt                                      --           600            103             --            703
  Repayments of long-term debt                                  (7,503)          (23)        (2,797)            --        (10,323)
  Distributions to shareholders                                 (4,800)           --             --             --         (4,800)
                                                              --------      --------      ---------      ---------      ---------
  Net cash (used in) provided by financing activities          (12,303)          677         (2,726)            --        (14,352)
                                                              --------      --------      ---------      ---------      ---------
EFFECT OF EXCHANGE RATE ON CASH                                     --           (11)           217             --            206
                                                              --------      --------      ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH                                  1,975          (662)           (79)            --          1,234
Cash and cash equivalents, beginning of period                  13,745         1,855          7,721             --         23,321
                                                              --------      --------      ---------      ---------      ---------
Cash and cash equivalents, end of period                      $ 15,720      $  1,193      $   7,642      $      --      $  24,555
                                                              ========      ========      =========      =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

         The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The Company bases its estimates on historical experience and trends, projections of future results, economic and seasonal fluctuations and on various other assumptions. Although the Company believes these estimates are reasonable under the circumstances, there can be no assurances as application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies require the most significant judgments and estimates used in the preparation of its consolidated financial statements.

Allowances for Doubtful Accounts

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. This allowance includes the specific identification of certain customers for which all or a part of amounts owed are considered to be uncollectible, as well as a general reserve for uncollectible accounts receivable. The general reserve is an estimate based on the Company's collection experience, bad debt write-off history, economic factors that may effect customer's ability to pay, and accounts receivable aging trends. If the Company's estimate of economic conditions or customers' ability to pay differs from actual results, further increases in the receivable allowance could be required.

Inventory Valuation

         The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. These write-downs are estimates that could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, customer purchasing levels or competitive conditions differ from the Company's expectations. If actual market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

Impairment of Long-Lived Assets

         The Company evaluates the recoverability of its identifiable intangible assets, goodwill and other long-lived assets in accordance with SFAS No. 121 which generally requires assessing these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. Upon implementation of SFAS No. 142 on September 2, 2002, the Company will use "fair value" methodologies to assess its existing goodwill and will reassess such fair value on an annual basis. SFAS No. 142 contemplates the use of methods which will require the Company to make estimates of the operating cashflows for each reporting unit where goodwill exists. To the extent that actual results differ from these estimates, such fair value assessments could result in impairment charges to reduce the carry values of these assets in future periods.

RECENT DEVELOPMENTS

Change in Ownership and Basis of Accounting

         On February 8, 2002, Albecca Inc. and its subsidiaries ("the Company", "Albecca") were acquired by Berkshire Hathaway Inc. ("Berkshire"), a Delaware holding company owning subsidiaries engaged in a number of diverse business activities. Under the terms of the Purchase and Sale Agreement, all of the outstanding shares of common stock of Albecca were acquired from its sole shareholder for cash consideration of $223.4 million. In connection with the transaction, all Class B common shares were converted to Class A common shares.

         In connection with the acquisition, the Company incurred and expensed transaction related expenditures of approximately $5.5 million, consisting of $.5 million for legal fees and other professional fees, $1.9 million for the accelerated vesting of stock options due to change of control provisions, a one-time discretionary $1.0 million contribution to the Company's 401(K) plan for the benefit of all plan participants, and $2.1 million for other compensation arrangements. Additionally, the Company will accrue and expense additional compensation amounts over 12 and 24 month periods from the transaction date totaling $6.9 million. The Company expensed approximately $.1 million of such amounts during the quarter ended February 24, 2002. Based on the above, a total of $5.6 million in expenses are reflected in operating expenses within the accompanying statement of operations.

         As permitted under Staff Accounting Bulletin (SAB) No. 54, "Push Down Basis of Accounting Required in Certain Limited Circumstances", the Company elected not to apply push down accounting in its consolidated financial statements as it is a public registrant as a result of public debt that was outstanding prior to the acquisition. As such, the accompanying consolidated financial statements are reported on the Company's historical cost basis. If push down accounting had been elected, the Company would have been required to establish a new basis for its assets and liabilities based on the amount of consideration paid.

Change in Tax Status

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         Prior to the acquisition, the Company was treated as an S corporation for federal income tax purposes and several of its subsidiaries were classified as either partnerships or single member entities. As such, these entities were not subject to federal, and certain state, income taxes. Instead, the related taxable income was included in the tax returns of the shareholders and members of the respective entities. The Company made distributions to its shareholders to pay income tax obligations as a result of the Company's status as an S corporation.

         Albecca's S corporation status automatically terminated upon the closing of the acquisition and the Company became subject to entity level taxes at C corporation tax rates for federal income tax purposes. The single member entities and partnerships will retain their tax entity status and continue to have their results combined with Albecca's, which consolidated federal income will be included in Berkshire's consolidated federal income tax filing. The foreign subsidiaries not included in the Company's federal income tax filings were not impacted by this conversion.

         In the Purchase and Sale Agreement, Berkshire and the former sole shareholder have agreed to jointly elect to treat the sale of the Company for federal and certain state income tax purposes as an asset acquisition under section 338(h)(10) ("the 338 election") of the Internal Revenue Code of 1986, as amended. A preliminary allocation of the purchase price to the tax basis of assets and liabilities based on their respective estimated fair values at February 8, 2002 has been made for income tax purposes. As a result of the 338 election, the change from an S corporation to a C corporation for federal income tax purposes and the Company's election not to push down the accounting associated with the acquisition, the Company recorded a deferred tax asset of approximately $85.1 million. This net deferred tax asset, which primarily consists of tax deductible goodwill, results from the excess of the adjusted tax basis over the historical cost basis of the Company's assets and liabilities for financial reporting purposes. A corresponding credit was made to additional paid-in capital in accordance with Emerging Issues Task Force (EITF) 94-10, "Accounting by a Company for the Income Tax Effects of Transactions Among or with its Shareholders Under FASB Statement 109". As the allocation of the purchase price to the acquired assets is subject to change in upcoming periods as appraisals and other allocation methods are finalized, additional changes to additional paid-in capital may occur.

OVERVIEW

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

         The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

                                                                     Three months ended                    Six months ended
                                                                -----------------------------      -------------------------------
                                                                February 25,     February 24,      February 25,       February 24,
                                                                    2001             2002              2001               2002
                                                                ------------     ------------      ------------       ------------
         Net sales                                                100.0 %           100.0 %           100.0 %            100.0 %
         Cost of sales                                             54.1              54.2              55.2               55.0
                                                                  -----             -----             -----              -----
           Gross profit                                            45.9              45.8              44.8               45.0
         Operating expenses                                        29.3              35.9              28.6               32.2
                                                                  -----             -----             -----              -----
           Operating income                                        16.6               9.9              16.2               12.8
         Interest  income                                          (2.3)             (2.3)             (2.1)              (2.4)
         Interest expense                                           7.1               7.4               7.0                7.3
         Other (income) loss                                       (0.5)             (0.3)             (0.1)               0.1
                                                                  -----             -----             -----              -----
           Income before provision for income taxes,
             minority interest and extraordinary gain              12.3               5.1              11.4                7.8
         Income tax expense (benefit)                               0.5              (2.6)              0.8                (.9)
         Minority interest                                          0.1               0.1               0.1                0.1
                                                                  -----             -----             -----              -----
           Income before extraordinary gain                        11.7               7.6              10.5                8.6
         Extraordinary gain on repurchase of debt, net of tax       0.3                --               0.3                 --
                                                                  -----             -----             -----              -----
                 Net income                                        12.0 %             7.6 %            10.8 %              8.6 %
                                                                  =====             =====             =====              =====

NET SALES

         For the second quarter ended February 24, 2002, net sales were $77.2 million compared to $81.3 million for the second quarter ended February 25, 2001. For the six months ended February 24, 2002, net sales were $157.7 million compared to $166.4 million for the six months ended February 25, 2001. The decrease in net sales for the three and six months ended February 24, 2002 was primarily the result of the continued weakness in the U.S., Canadian and European markets and the impact of unfavorable changes in foreign exchange rates. Currency fluctuations decreased net sales by $2.6 million and $1.9 million for the three and six months ended February 24, 2002, respectively, primarily due to continued strengthening of the U.S. dollar against most of the currencies in which the Company's subsidiaries trade, including the Euro, British Pound, Japanese Yen and Australian Dollar. U.S. net sales decreased 1.8% and 4.2%, respectively, for the three and six months ended February 24, 2002 from the comparable periods in fiscal 2001, primarily the result of continuing weakness in the U.S. economy. The rate of sales decline continued to decelerate versus the first quarter of fiscal 2002. International net sales decreased 8.6% and 7.3% for the three and six months ended February 24, 2002 from the comparable periods in fiscal 2001, primarily due to sales decreases in Canada, the Netherlands and Italy, as well as the negative impact of the continued strengthening of the U.S. dollar. Management believes that Canadian sales decreases during the first and second quarters of fiscal 2002, compared to the comparable quarters of fiscal 2001, follow the trend of decreased consumer purchases in the U.S. during the same period as the two economies are closely linked. These sales decreases were partially offset by sales increases in the U.K. and Japan.

COST OF SALES

         Cost of sales was $41.9 million and $86.7 million for the three and six months ended February 24, 2002 compared to $44.0 million and $91.9 million for the three and six months ended February 25, 2001. In the U.S., gross profit decreased to 48.4% and increased to 48.2% for the three and six months ended February 24, 2002 compared to 49.3% and 48.0% for the comparable periods in fiscal 2001. The decrease for the quarter was primarily the result of a slight increase in product cost. For the three and six months ended February 24, 2002, International gross profit margin decreased slightly to 38.5% and increased slightly to 38.5% compared to 38.7% and 38.3% for the comparable periods in fiscal 2001. The slight decrease in gross profit margin in the second quarter of fiscal 2002 was partially driven by higher cost of product in certain markets that make large U. S. dollar-based purchases.

OPERATING EXPENSES

         Operating expenses were $27.7 million and $50.8 million for the three and six months ended February 24, 2002 compared to $23.8 million and $47.5 million for the three and six months ended February 25, 2001. In the U.S., operating expenses as a percentage of net sales increased to 35.6% and 31.9% for the three and six months ended February 24, 2002 compared to 27.2% and 26.9% for the comparable periods in fiscal 2001. The increase is primarily the result of $5.6 million of transaction expenses related to the sale of the Company, including $.5 million for legal fees and other professional fees, $1.9 million for the accelerated vesting of stock options due to change of control provisions, a one-time discretionary $1.0 million contribution to the Company's 401(K) plan for the benefit of all plan participants, and $2.2 million of other compensation arrangements. Absent these transaction related expenses, operating expenses as a percentage of net sales would have been 28.6% and 28.7% for the three and six months ended February 24, 2002. For the three and six months ended February 24, 2002, International operating expenses as a percentage of net sales increased to 35.2% and 33.0% compared to 33.9% and 32.0% for the comparable periods in fiscal 2001. The increase in operating expenses as a percentage of net sales is primarily attributable to the decrease in International sales without a corresponding reduction in operating expenses.

INTEREST INCOME

         Interest income was $1.8 million and $3.7 million for the three and six months ended February 24, 2002 compared to $1.9 million and $3.5 million for the three and six months ended February 25, 2001.

INTEREST EXPENSE

         Interest expense was down slightly at $5.7 million and $11.4 million for the three and six months ended February 24, 2002 compared to $5.8 million and $11.7 million for the three and six months ended February 25, 2001.

OTHER (INCOME) LOSS

         During the three months ended February 24, 2002, the Company received a stock dividend from Prudential Financial as a result of the insurance company's conversion from a mutual company to a stock company. Albecca received shares of Prudential Financial stock with a value at the time of issuance of $.2 million which was reflected in other income. The Company anticipates selling such shares prior to the end of the fiscal year. As of the end of the second quarter of fiscal 2002, the value approximates the amount recognized as income. The remaining other (income) loss primarily represents net realized and unrealized foreign currency exchange gains and losses on intercompany account balances and certain other foreign-denominated assets, as well as gains and losses on derivative instruments as discussed in Note 11.

EXTRAORDINARY GAIN

         During the six months ended February 25, 2001, the Company repurchased a portion of its senior subordinated notes with a face value of $8.0 million. The debt repurchase resulted in an extraordinary gain of $.5 million, net of state income taxes of $.01 million. The Company did not repurchase any of its senior subordinated notes during the six months ended February 24, 2002.

NET INCOME

         For the reasons set forth above, net income was $6.0 million and $13.7 million for the three and six months ended February 24, 2002 compared to $9.9 million and $18.0 million for the three and six months ended February 25, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds have been, and are expected to continue to be, cash flow from operations and its on-hand cash and cash equivalents. The Company's principal need for funds historically has been to finance its working capital (principally inventory and accounts receivable), capital expenditures, acquisitions and distributions to the Company's shareholder to pay income taxes as a result of its status as an S corporation. As described in Note 5 to the Consolidated Financial Statements, due to the termination of S corporation status for federal income tax purposes, the Company, at a minimum, will be making distributions to its new parent, Berkshire, for payment of federal income taxes associated with being included in Berkshire's consolidated federal income tax filings. As of February 24, 2002, the Company had cash and cash equivalents of $18.8 million compared to $19.1 million as of August 26, 2001.

         Net cash provided by operating activities was $12.1 million for the six months ended February 24, 2002 compared to $16.2 million for the six months ended February 25, 2001. The decrease in net cash provided by operating activities was primarily due to a decrease in net income for the period (for the reasons enumerated above) and an increase in accounts receivable, partially offset by a reduction in inventory and changes in other components of other working capital. During the first quarter of fiscal 2002, the Company, to facilitate the relocation of an officer, loaned certain amounts to the officer under a secured note. The note is anticipated to be repaid prior to the end of fiscal 2002. Net cash used in investing activities was $5.4 million for the six months ended February 24, 2002 compared to $.8 million for the six months ended February 25, 2001. This increase is largely due to the $5.6 million acquisition by the Company of its corporate offices from its former shareholder, as more fully explained in Note 13 of the notes to the consolidated financial statements. Net cash used in financing activities decreased to $7.2 million for the six months ended February 24, 2002 compared to $14.4 million for the six months ended February 25, 2001. The decrease is primarily due to a reduction in the amount of its senior subordinated debt repurchased by the Company during the first six months of fiscal 2002 compared to the prior comparable period, partially offset by an increase in shareholder distributions. The Company repurchased no senior subordinated debt during the six months ended February 24, 2002 compared to a repurchase of notes with a face value of $8.0 million for the six months ended February 25, 2001.

         As of February 24, 2002, the Company had outstanding indebtedness of approximately $150.8 million, consisting of $134.9 million in principal amount of the August 1998 senior subordinated debt and $15.9 million of other indebtedness. At August 26, 2001, the Company had outstanding indebtedness of approximately $151.2 million, consisting of $134.9 million in principal amount of the notes and $16.3 million of other indebtedness.

         On March 11, 2002, the Company, pursuant to Sections 3.09 and 4.13 of the Indenture dated August 11, 1998 between Albecca Inc. and State Street Bank and Trust, as trustee, issued a Notice of Change of Control and Offer to Purchase for cash any and all of the Company's senior subordinated notes at an offer price of 101% of the principal amount. The offer expired on April 5, 2002 and no notes were tendered for repurchase.

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

RELATED PARTY TRANSACTIONS

Pursuant to the Purchase and Sale Agreement between the Company and Berkshire, the Company acquired during the second quarter of fiscal 2002, the corporate headquarters office building in Norcross, Georgia for $5.6 million from an entity controlled by the selling shareholder of the Company. The purchase price was based on a recent third-party appraisal. In addition, under the terms of the agreement, the selling shareholder is required to reimburse the Company for certain state income taxes resulting from the 338 election. In connection with this obligation, the Company has recorded on a preliminary basis a receivable due from the former shareholder of approximately $1.1 million.

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

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, eliminating the pooling-of-interests method. SFAS No. 141 also establishes criteria to be used in identifying intangible assets to be recognized separately from goodwill in an acquisition. SFAS No. 142 outlines the methods to be used to account for goodwill and other intangible assets after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment annually. Intangible assets with definite useful lives will be amortized over their estimated useful life, which will no longer be limited to forty years. The Company intends to implement SFAS No. 142, as required, on the first day of fiscal 2003. Management is currently evaluating the effect of this Statement on the Company's financial position and results of operations. During the six months ended February 24, 2002, amortization of goodwill and other intangibles totaled $.9 million. As of February 24, 2002, the Company had $28.1 million of recorded goodwill, which will no longer be subject to amortization effective September 2, 2002. The Company had $5.8 million of other net intangible assets as of February 24, 2002, which will continue to be amortized over periods ranging from 6 to 10 years.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. This Statement is effective for fiscal years beginning after December 15, 2001. The adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

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

                  On February 8, 2002, the Company filed a Current Report
                  Form 8-K to report the closing of the purchase of the Company by Berkshire Hathaway from Albecca's sole shareholder Craig A. Ponzio, as well as a change in the composition of the Company's board of directors.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ALBECCA INC.
                                       (registrant)



Date: April 10, 2002                   By: /s/ Stephen E. McKenzie
     ---------------                      -------------------------------------
                                          Stephen E. McKenzie
                                          President, Chief Executive Officer
                                          (Principal Executive Officer)



Date: April 10, 2002                   By: /s/ R. Bradley Goodson
     ---------------                      -------------------------------------
                                          R. Bradley Goodson,
                                          Senior Vice President Finance,
                                          Chief Financial Officer
                                          (Principal Financial Officer)