Form 10-Q
period 2002-05-26
ALBECCA INC
filed 2002-07-10
CIK 1061777

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended May 26, 2002.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 333-67975

ALBECCA INC.
(Exact name of registrant as specified in its charter)

GEORGIA (State or other jurisdiction of incorporation or organization)	39-1389732 (I.R.S. Employer Identification No.)

3900 Steve Reynolds Boulevard, Norcross, Georgia 30093
(Address of principal executive offices) (Zip Code)

(770) 279-5210
(Registrant’s telephone number, including area code)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]. NO [  ].

ALBECCA INC.

INDEX TO FORM 10-Q

Page No.

Part I — Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of August 26, 2001 and May 26, 2002	3

Consolidated Statements of Operations for the three and nine months ended May 27, 2001 and May 26, 2002	4

Consolidated Statements of Shareholder’s (Deficit) Equity for the year ended August 26, 2001 and the nine months ended May 26, 2002	5

Consolidated Statements of Cash Flows for the nine months ended May 27, 2001 and May 26, 2002	6

Notes to the Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K	23

Signatures	24

Part I — Financial Information

Item 1. Financial Statements

ALBECCA INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	August 26, 2001	May 26, 2002

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,146	$29,014
Accounts receivable, less allowances for doubtful accounts of $4,602 and $4,374 at August 26, 2001 and May 26, 2002	32,967	33,853
Inventories	50,423	47,808
Other current assets	6,203	11,691

Total current assets	108,739	122,366
PROPERTY, PLANT AND EQUIPMENT, net	35,097	39,389
DEFERRED INCOME TAXES	1,580	93,020
GOODWILL	29,103	28,574
OTHER LONG-TERM ASSETS	8,614	6,822

	$183,133	$290,171

LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$5,917	$4,695
Accounts payable	17,680	13,491
Accrued liabilities	18,547	27,771

Total current liabilities	42,144	45,957

LONG-TERM DEBT, less current maturities	145,240	143,974

OTHER LONG-TERM LIABILITIES	8,976	6,952

SHAREHOLDER’S (DEFICIT) EQUITY:
Preferred stock	—	—
Class A common stock	4	170
Class B common stock	166	—
Additional paid-in capital	7,326	101,503
Accumulated (deficit) earnings	(6,098)	4,943
Accumulated other comprehensive loss — foreign currency translation adjustment	(14,625)	(13,328)

Total shareholder’s (deficit) equity	(13,227)	93,288

	$183,133	$290,171

     The accompanying notes are an integral part of these consolidated financial statements.

ALBECCA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three months ended		Nine months ended

	May 27, 2001	May 26, 2002	May 27, 2001	May 26, 2002

Net sales	$76,122	$73,926	$242,508	$231,653
Cost of sales	42,324	39,117	134,218	125,794

Gross profit	33,798	34,809	108,290	105,859
Operating expenses	21,468	23,875	68,998	74,721

Operating income	12,330	10,934	39,292	31,138
Interest income	(1,954)	(1,848)	(5,435)	(5,569)
Interest expense	6,056	5,733	17,724	17,181
Other loss (income)	422	(532)	353	(370)

Income before provision for income taxes, minority interest and extraordinary (loss) gain	7,806	7,581	26,650	19,896
Income tax expense	505	3,070	1,772	1,603
Minority interest	35	38	89	86

Income before extraordinary (loss) gain	7,266	4,473	24,789	18,207
Extraordinary (loss) gain on repurchase of debt, net of tax	(157)	—	341	—

Net income	$7,109	$4,473	$25,130	$18,207

The accompanying notes are an integral part of these consolidated financial statements.

ALBECCA INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S (DEFICIT) EQUITY
(in thousands, except share data)
(unaudited)

							Accumulated
	Class A		Class B		Additional	Accumulated	Other
	Common Stock		Common Stock		Paid-In	(Deficit)	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Total

BALANCE, August 27, 2000	374,000	$4	16,626,000	$166	$7,326	$(23,578)	$(13,795)	$(29,877)
Net income	—	—	—	—	—	31,580	—
Other comprehensive loss — foreign currency translation adjustment	—	—	—	—	—	—	(830)
Total comprehensive income								30,750
Distribution to shareholders	—	—	—	—	—	(14,100)	—	(14,100)

BALANCE, August 26, 2001	374,000	4	16,626,000	166	7,326	(6,098)	(14,625)	(13,227)

Net income	—	—	—	—	—	18,207	—
Other comprehensive income — foreign currency translation adjustment	—	—	—	—	—	—	1,297
Total comprehensive income								19,504
Distribution to shareholder	—	—	—	—	—	(7,166)	—	(7,166)
Recognition of deferred taxes upon change in ownership (Note 2)	—	—	—	—	94,177	—	—	94,177
Conversion of Class B Common Stock to Class A Common Stock	16,626,000	166	(16,626,000)	(166)	—	—	—	—

BALANCE, May 26, 2002	17,000,000	$170	—	$—	$101,503	$4,943	$(13,328)	$93,288

The accompanying notes are an integral part of these consolidated financial statements.

ALBECCA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended

	May 27, 2001	May 26, 2002

NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$25,130	$17,955
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	89	86
Depreciation and amortization	3,847	3,979
Gain on disposal of property, plant and equipment	(191)	(238)
Deferred taxes	—	444
Extraordinary gain on repurchase of debt	(341)	—
Changes in operating assets and liabilities:
Accounts receivable	1,412	(773)
Inventories	(2,189)	3,193
Other current assets	(1,886)	(2,584)
Accounts payable	(397)	(4,121)
Accrued liabilities	(249)	9,331
Other	1,260	(2,811)

Net cash provided by operating activities	26,485	24,461

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,065)	(7,518)
Proceeds from sales of property, plant and equipment	1,355	1,634
Changes in other long-term assets	44	1,289

Net cash used in investing activities	(666)	(4,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	16,200	12,848
Repayments of revolving credit facilities	(15,801)	(12,901)
Proceeds from long-term debt	1,335	287
Repayments of long-term debt	(18,290)	(2,859)
Distributions to shareholders	(9,600)	(7,166)

Net cash used in financing activities	(26,156)	(9,791)

EFFECT OF EXCHANGE RATE ON CASH	442	(207)

NET INCREASE IN CASH AND CASH EQUIVALENTS	105	9,868
Cash and cash equivalents, beginning of period	23,321	19,146

Cash and cash equivalents, end of period	$23,426	$29,014

SUPPLEMENTAL INFORMATION:
Interest paid	$12,263	$11,961

Income taxes paid	$3,365	$2,588

The accompanying notes are an integral part of these consolidated financial statements.

ALBECCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Change in Ownership

     On February 8, 2002, Albecca Inc. and its subsidiaries (“the Company”, “Albecca”) were acquired by Berkshire Hathaway Inc. (“Berkshire”), a Delaware holding company owning subsidiaries engaged in a number of diverse business activities. Under the terms of the Purchase and Sale Agreement, all of the outstanding shares of common stock of Albecca were acquired from its sole shareholder for cash consideration of $223,425,000. As part of the transaction, all Class B common shares were converted to Class A common shares.

     In connection with the acquisition, the Company has incurred and expensed transaction-related expenditures of approximately $5,569,000, consisting of $536,000 for legal fees and other professional fees, $1,939,000 for the accelerated vesting of stock options due to change of control provisions, a one-time discretionary $1,000,000 contribution to the Company’s 401(K) plan for the benefit of all plan participants, and $2,094,000 for other compensation arrangements. Additionally, the Company will accrue and expense additional compensation amounts over related vesting periods of 12- and 24-months from the transaction date totaling $6,930,000. The Company expensed approximately $1,251,000 and $1,396,000 of such amounts during the three and nine months ended May 26, 2002, respectively. Based on the above, expenses of $1,321,000 and $6,965,000 are reflected in operating expenses within the accompanying statement of operations for the three and nine months ended May 26, 2002, respectively.

Note 2. Significant Accounting Policies

Basis of Interim Financial Statement Presentation

     As permitted under Staff Accounting Bulletin (SAB) No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances”, the Company elected not to apply push down accounting in its consolidated financial statements as it is a public registrant as a result of public debt that was outstanding prior to the acquisition. As such, the accompanying consolidated financial statements are reported on the Company’s historical cost basis. If push down accounting had been elected, the Company would have been required to establish a new basis for its assets and liabilities based on the amount of consideration paid and the fair value of the acquired assets and liabilities as of the date of acquisition.

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. On a quarterly basis, the Company’s results may vary. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for a full year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Form 10-K for the fiscal year ended August 26, 2001, as filed with the Securities and Exchange Commission.

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

Principles of Consolidation

     The consolidated financial statements include the accounts of Albecca and its subsidiaries. All significant intercompany transactions have been eliminated. Minority interest represents minority shareholders’ interest in majority-owned subsidiaries.

Revenue Recognition

     Sales are recognized upon the shipment of finished goods to customers. Allowances for cash discounts and returns are recorded in the period in which the related sale is recognized.

ALBECCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

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

     Prior to the acquisition, the Company was treated as a S corporation for federal income tax purposes and several of its subsidiaries were classified as either partnerships or single member entities. As such, these entities were not subject to federal, and certain state, income taxes. Instead, the related taxable income was included in the tax returns of the shareholders and members of the respective entities. The Company made distributions to its shareholders to pay income tax obligations as a result of the Company’s status as a S corporation.

     Albecca’s S corporation status automatically terminated upon the closing of the acquisition and the Company became subject to entity level taxes at C corporation tax rates for federal income tax purposes. The single member entities and partnerships will retain their tax entity status and continue to have their results combined with Albecca’s, which consolidated federal income will be included in Berkshire’s consolidated federal income tax filing. Even though the Company is now a subsidiary of Berkshire Hathaway, its federal and state income taxes are computed as if it was a stand-alone entity. The foreign subsidiaries not included in the Company’s federal income tax filings were not impacted by this conversion.

     In the Purchase and Sale Agreement, Berkshire and the former sole shareholder have agreed to jointly elect to treat the sale of the Company for federal and certain state income tax purposes as an asset acquisition under section 338(h)(10) (“the 338 election”) of the Internal Revenue Code of 1986, as amended. A preliminary allocation of the purchase price to the tax basis of assets and liabilities based on their respective estimated fair values at February 8, 2002 has been made for income tax purposes. As a result of the 338 election, the automatic termination of S corporation status for federal income tax purposes and the Company’s election not to push down the accounting associated with the acquisition, the Company initially recorded a deferred tax asset of approximately $85,076,000. This net deferred tax asset, which primarily consists of tax deductible goodwill, results from the excess of the adjusted tax basis over the historical cost basis of the Company’s assets and liabilities for financial reporting purposes. A corresponding credit was made to additional paid-in capital in accordance with Emerging Issues Task Force (EITF) 94-10, “Accounting by a Company for the Income Tax Effects of Transactions Among or with its Shareholders Under FASB Statement 109”. The deferred tax asset was adjusted to $94,177,000 during the third quarter of fiscal 2002 as a result of refinement of the tax purchase price allocation among the assets and liabilities of the Company. As the allocation of the purchase price to the acquired assets is subject to change in upcoming periods as appraisals and other allocation methods are finalized, additional changes to additional paid-in capital may occur. The Company anticipates finalizing the purchase price allocation by the end of calendar year 2002.

Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation, including amounts related to the Company’s implementation of EITF 00-10, “Accounting for Shipping and Handling Fees and Costs”, as more fully explained in the Recent Accounting Pronouncements section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note 3. Other Loss (Income)

     During fiscal 2002, the Company received a dividend of shares from Prudential Financial as a result of the insurance company’s conversion from a mutual company to a stock company. The value of the shares at the time of issuance was $232,000, which was reflected in other income on the consolidated statement of operations for the nine months ended May 26, 2002. The remaining other loss (income) primarily represents net realized and unrealized foreign currency exchange gains and losses on intercompany account balances and certain other foreign-denominated assets, as well as gains and losses on derivative instruments as discussed in Note 7.

Note 4. Extraordinary Gain

     During the nine months ended May 27, 2001, the Company repurchased a portion of its senior subordinated notes with a face value of $14,000,000. The debt repurchases resulted in an extraordinary gain of $341,000, net of state income taxes of $12,000. The Company did not repurchase any of its senior subordinated notes during the nine months ended May 26, 2002.

ALBECCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Note 5. Inventories

     Inventories consist of the following (in thousands):

	August 26, 2001	May 26, 2002

Raw materials	$6,218	$6,500
Work in process	1,812	2,204
Finished goods	42,393	39,104

	$50,423	$47,808

Note 6. Comprehensive Income

     Comprehensive income for the Company is as follows (in thousands):

	Three months ended		Nine months ended

	May 27, 2001	May 26, 2002	May 27, 2001	May 26, 2002

Net income, as reported	$7,109	$4,473	$25,130	$18,207
Foreign currency translation adjustments	(2,084)	2,679	(2,533)	1,297

Total comprehensive income	$5,025	$7,152	$22,597	$19,504

     Accumulated other comprehensive loss represents foreign currency translation adjustments of $14,625 and $13,328 at August 26, 2001 and May 26, 2002, respectively.

Note 7. Derivative Financial Instruments and Hedging Activities

     Effective August 28, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement became effective for all fiscal years beginning after June 15, 2000.

     The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is designated as a hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in comprehensive income (equity) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings. In transition, the Statement required all hedging relationships to be evaluated and designated anew, resulting in cumulative transition adjustments to earnings and other comprehensive income (equity). The Company adopted SFAS 133, as amended, on August 28, 2000. The adoption was not material to the consolidated financial statements.

     The Company has historically entered into forward exchange contracts to reduce the foreign currency exchange risks associated with its committed and anticipated foreign currency denominated purchases. Its U.S. operations purchase primarily Euro forward exchange contracts and its United Kingdom subsidiary primarily enters into U.S. dollar and Euro forward exchange contracts. Contracts used are not designated as hedges under SFAS 133, as amended, and accordingly are marked to market through earnings.

     The carrying amount of derivatives at fair value as of May 26, 2002 was a net asset of $21,000. During the nine months ended May 26, 2002 a gain of $13,000 was recorded in the accompanying statement of operations, net of tax, representing the change in fair value of the derivatives. As of May 26, 2002 the maximum period of time the Company was hedging its exposure to the variability in future cash flows for forecasted transactions was approximately six months.

ALBECCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Note 8. Commitments and Contingencies

Litigation

     The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Note 9. Related Party Transactions

     Pursuant to the Purchase and Sale Agreement between the Company and Berkshire, the Company acquired, during the second quarter of fiscal 2002, the corporate headquarters office building in Norcross, Georgia for $5,575,000 from an entity controlled by the selling shareholder of the Company. The purchase price was based on a recent third-party appraisal. In addition, under the terms of the agreement, the selling shareholder is required to reimburse the Company for certain state income taxes resulting from the 338 election. In connection with this obligation, the Company has recorded, on a preliminary basis, a receivable due from the former shareholder of approximately $2,209,000. This amount has been adjusted from the $1,050,000 receivable reflected in the Company’s second quarter 10Q filing as a result of refinement of the estimated taxable gain on the transaction and the associated state tax liabilities.

Note 10. Geographic Information

     Albecca primarily manages its business geographically. The geographic regions are organized into the following categories: United States, Canada and International. These segments represent the informational format of internal management reporting used by the chief decision-maker. Relevant data for these reportable segments is presented below (in thousands):

	Nine months ended May 27, 2001				Nine months ended May 26, 2002

	United States	Canada	International	Total	United States	Canada	International	Total

Net sales, aggregate	$164,117	$20,238	$68,173	$252,528	$158,596	$18,107	$63,414	$240,117
Net sales, intersegment	2,087	2,852	5,081	10,020	1,917	2,747	3,800	8,464

Net sales, external	162,030	17,386	63,092	242,508	156,679	15,360	59,614	231,653

Operating income	$34,682	$1,281	$3,329	$39,292	$26,462	$1,454	$3,222	$31,138

	Three months ended May 27, 2001				Three months ended May 26, 2002

	United States	Canada	International	Total	United States	Canada	International	Total

Net sales, aggregate	$51,335	$6,266	$22,255	$79,856	$50,452	$6,187	$20,862	$77,501
Net sales, intersegment	805	828	2,101	3,734	640	1,214	1,721	3,575

Net sales, external	50,530	5,438	20,154	76,122	49,812	4,973	19,141	73,926

Operating income	$11,211	$150	$969	$12,330	$9,036	$680	$1,218	$10,934

Note 11. Guarantor Condensed Consolidating Financial Statements

     These condensed consolidating financial statements reflect Albecca Inc. and Subsidiary Guarantors, which consist of all of the Company’s wholly-owned restricted subsidiaries other than the foreign subsidiaries, as defined under the Indenture dated August 11, 1998. These nonguarantor foreign subsidiaries are herein referred to as “Subsidiary Nonguarantors.” The subsidiary guarantee of each Subsidiary Guarantor will be subordinated to the prior payment in full of all senior debt of such Subsidiary Guarantor. Separate financial statements of the Subsidiary Guarantors are not presented because the subsidiary guarantees are joint and several and full and unconditional and the Company believes the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Subsidiary Guarantors and the separate financial statements are deemed not material to investors.

ALBECCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

			May 26, 2002

			Subsidiary	Consolidated	Consolidated
	Albecca Inc.	Subsidiary Guarantors	Nonguarantors	Elimination Entries	Total

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,434	$947	$7,633	$—	$29,014
Accounts receivable, net	—	19,412	14,441	—	33,853
Intercompany accounts receivable	—	135,072	1,811	(136,883)	—
Inventories	—	24,625	23,183	—	47,808
Other current assets	6,923	1,260	3,508	—	11,691

Total current assets	27,357	181,316	50,576	(136,883)	122,366
PROPERTY, PLANT AND EQUIPMENT, net	—	15,989	23,400	—	39,389
DEFERRED INCOME TAXES	91,498	—	1,522	—	93,020
GOODWILL	—	10,423	18,151	—	28,574
OTHER LONG-TERM ASSETS	3,857	1,947	1,018	—	6,822
INVESTMENT IN SUBSIDIARIES	183,031	—	7,885	(190,916)	—
INTERCOMPANY LOANS RECEIVABLE	88,429	—	370	(88,799)	—

	$394,172	$209,675	$102,922	$(416,598)	$290,171

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$862	$3,833	$—	$4,695
Accounts payable	—	6,797	6,694	—	13,491
Intercompany accounts payable	130,739	1,016	5,128	(136,883)	—
Accrued liabilities	6,658	10,547	10,566	—	27,771

Total current liabilities	137,397	19,222	26,221	(136,883)	45,957

LONG-TERM DEBT, less current maturities	134,930	5,595	3,449	—	143,974

INTERCOMPANY LOANS PAYABLE	—	371	88,428	(88,799)	—

OTHER LONG-TERM LIABILITIES	709	3,573	2,670	—	6,952

SHAREHOLDER’S EQUITY (DEFICIT):
Preferred stock	—	—	—	—	—
Class A common stock	170	—	—	—	170
Additional paid-in capital	101,503	41,825	7,927	(49,752)	101,503
Accumulated earnings (deficit)	19,463	138,708	(12,064)	(141,164)	4,943
Accumulated other comprehensive gain (loss)	—	381	(13,709)	—	(13,328)

Total shareholder’s equity (deficit)	121,136	180,914	(17,846)	(190,916)	93,288

	$394,172	$209,675	$102,922	$(416,598)	$290,171

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

			August 26, 2001

			Subsidiary	Consolidated	Consolidated
	Albecca Inc.	Subsidiary Guarantors	Nonguarantors	Elimination Entries	Total

ASSETS
CURRENT ASSETS:				—
Cash and cash equivalents	$11,929	$1,169	$6,048	$—	$19,146
Accounts receivable, net	—	19,364	13,603	—	32,967
Intercompany accounts receivable	—	109,363	1,025	(110,388)	—
Inventories	—	26,679	23,744	—	50,423
Other current assets	215	1,478	4,510	—	6,203

Total current assets	12,144	158,053	48,930	(110,388)	108,739
PROPERTY, PLANT AND EQUIPMENT, net	—	10,752	24,345	—	35,097
DEFERRED INCOME TAXES	—	—	1,580	—	1,580
GOODWILL	—	10,684	18,419	—	29,103
OTHER LONG-TERM ASSETS	4,174	3,000	1,440	—	8,614
INVESTMENT IN SUBSIDIARIES	151,703	—	7,884	(159,587)	—
INTERCOMPANY LOANS RECEIVABLE	89,819	—	360	(90,179)	—

	$257,840	$182,489	$102,958	$(360,154)	$183,133

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$888	$5,029	$—	$5,917
Accounts payable	—	8,998	8,682	—	17,680
Intercompany accounts payable	104,238	486	5,664	(110,388)	—
Accrued liabilities	723	8,538	9,286	—	18,547

Total current liabilities	104,961	18,910	28,661	(110,388)	42,144

LONG-TERM DEBT, less current maturities	134,930	6,001	4,309	—	145,240

INTERCOMPANY LOANS PAYABLE	—	360	89,819	(90,179)	—

OTHER LONG-TERM LIABILITIES	2,031	4,470	2,475	—	8,976

SHAREHOLDER’S EQUITY (DEFICIT):
Preferred stock	—	—	—	—	—
Class A common stock	4	—	—	—	4
Class B common stock	166	—	—	—	166
Additional paid-in capital	7,326	41,825	7,926	(49,751)	7,326
Accumulated earnings (deficit)	8,422	110,550	(15,234)	(109,836)	(6,098)
Accumulated other comprehensive gain (loss)	—	373	(14,998)	—	(14,625)

Total shareholder’s equity (deficit)	15,918	152,748	(22,306)	(159,587)	(13,227)

	$257,840	$182,489	$102,958	$(360,154)	$183,133

ALBECCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)

	Three months ended
	May 26, 2002

				Consolidated
		Subsidiary	Subsidiary	Elimination	Consolidated
	Albecca Inc.	Guarantors	Nonguarantors	Entries	Total

Net sales	$—	$51,020	$25,962	$(3,056)	$73,926
Cost of sales	—	25,905	16,268	(3,056)	39,117

Gross profit	—	25,115	9,694	—	34,809
Operating expenses	1,377	14,902	7,596	—	23,875

Operating (loss) income	(1,377)	10,213	2,098	—	10,934
Interest income	(1,813)	—	(35)	—	(1,848)
Interest expense	5,514	98	121	—	5,733
Other income	—	(137)	(395)	—	(532)

(Loss) income before provision for income taxes and minority interest	(5,078)	10,252	2,407	—	7,581
Income tax expense (benefit)	2,711	(119)	478	—	3,070
Minority interest	—	—	38	—	38

(Loss) income before equity in earnings	(7,789)	10,371	1,891	—	4,473
Equity in earnings of subsidiaries	12,262	—	—	(12,262)	—

Net income	$4,473	$10,371	$1,891	$(12,262)	$4,473

	Three months ended
	May 27, 2001

				Consolidated
		Subsidiary	Subsidiary	Elimination	Consolidated
	Albecca Inc.	Guarantors	Nonguarantors	Entries	Total

Net sales	$—	$51,568	$27,373	$(2,819)	$76,122
Cost of sales	—	27,443	17,700	(2,819)	42,324

Gross profit	—	24,125	9,673	—	33,798
Operating expenses	6	12,964	8,498	—	21,468

Operating (loss) income	(6)	11,161	1,175	—	12,330
Interest income	(1,824)	—	(130)	—	(1,954)
Interest expense	5,475	256	325	—	6,056
Other loss	—	116	306	—	422

(Loss) income before provision for income taxes, minority interest, and extraordinary loss	(3,657)	10,789	674	—	7,806
Income tax expense	—	168	337	—	505
Minority interest	—	—	35	—	35

(Loss) income before extraordinary loss	(3,657)	10,621	302	—	7,266
Extraordinary loss on repurchase of debt, net of tax	(157)	—	—	—	(157)
Equity in earnings of subsidiaries	10,923	—	—	(10,923)	—

Net income (loss)	$7,109	$10,621	$302	$(10,923)	$7,109

ALBECCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)

	Nine months ended
	May 26, 2002

				Consolidated
		Subsidiary	Subsidiary	Elimination	Consolidated
	Albecca Inc.	Guarantors	Nonguarantors	Entries	Total

Net sales	$—	$160,142	$78,045	$(6,534)	$231,653
Cost of sales	—	82,630	49,698	(6,534)	125,794

Gross profit	—	77,512	28,347	—	105,859
Operating expenses	2,111	48,765	23,845	—	74,721

Operating (loss) income	(2,111)	28,747	4,502	—	31,138
Interest income	(5,423)	—	(146)	—	(5,569)
Interest expense	16,349	364	468	—	17,181
Other (income) loss	(232)	28	(166)	—	(370)

(Loss) income before provision for income taxes and minority interest	(12,805)	28,355	4,346	—	19,896
Income tax expense	316	197	1,090	—	1,603
Minority interest	—	—	86	—	86

(Loss) income before equity in earnings	(13,121)	28,158	3,170	—	18,207
Equity in earnings of subsidiaries	31,328	—	—	(31,328)	—

Net income	$18,207	$28,158	$3,170	$(31,328)	$18,207

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$17,454	$5,361	$1,646	$—	$24,461

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(6,158)	(1,360)	—	(7,518)
Proceeds from sales of property, plant and equipment	—	13	1,621	—	1,634
Changes in other long-term assets	(1,783)	1,016	2,056	—	1,289

Net cash (used in) provided by investing activities	(1,783)	(5,129)	2,317	—	(4,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	—	163	12,685	—	12,848
Repayments of revolving credit facilities	—	—	(12,901)	—	(12,901)
Proceeds from long-term debt	—	—	287	—	287
Repayments of long-term debt	—	(617)	(2,242)	—	(2,859)
Distributions to shareholder	(7,166)	—	—	—	(7,166)

Net cash used in financing activities	(7,166)	(454)	(2,171)	—	(9,791)

EFFECT OF EXCHANGE RATE ON CASH	—	—	(207)	—	(207)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,505	(222)	1,585	—	9,868
Cash and cash equivalents, beginning of period	11,929	1,169	6,048	—	19,146

Cash and cash equivalents, end of period	$20,434	$947	$7,633	$—	$29,014

ALBECCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)

	Nine months ended
	May 27, 2001

				Consolidated
		Subsidiary	Subsidiary	Elimination	Consolidated
	Albecca Inc.	Guarantors	Nonguarantors	Entries	Total

Net sales	$—	$165,556	$84,671	$(7,719)	$242,508
Cost of sales	—	87,159	54,778	(7,719)	134,218

Gross profit	—	78,397	29,893	—	108,290
Operating expenses	196	43,576	25,226	—	68,998

Operating (loss) income	(196)	34,821	4,667	—	39,292
Interest income	(5,305)	—	(130)	—	(5,435)
Interest expense	16,306	672	746	—	17,724
Other loss	—	116	237	—	353

(Loss) income before provision for income taxes, minority interest and extraordinary gain	(11,197)	34,033	3,814	—	26,650
Income tax expense	—	428	1,344	—	1,772
Minority interest	—	—	89	—	89

(Loss) income before extraordinary gain	(11,197)	33,605	2,381	—	24,789
Extraordinary gain on repurchase of debt, net of tax	341	—	—	—	341
Equity in earnings of subsidiaries	35,986	—	—	(35,986)	—

Net income	$25,130	$33,605	$2,381	$(35,986)	$25,130

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$24,160	$(947)	$3,272	$—	$26,485

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(630)	(1,435)	—	(2,065)
Proceeds from sales of property, plant and equipment	—	1,107	248	—	1,355
Changes in other long-term assets	322	(338)	60	—	44

Net cash provided by (used in) investing activities	322	139	(1,127)	—	(666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	—	170	16,030	—	16,200
Repayments of revolving credit facilities	—	(2)	(15,799)	—	(15,801)
Proceeds from long-term debt	—	600	735	—	1,335
Repayments of long-term debt	(13,660)	(590)	(4,040)	—	(18,290)
Distributions to shareholders	(9,600)	—	—	—	(9,600)

Net cash (used in) provided by financing activities	(23,260)	178	(3,074)	—	(26,156)

EFFECT OF EXCHANGE RATE ON CASH	—	(13)	455	—	442

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,222	(643)	(474)	—	105
Cash and cash equivalents, beginning of period	13,745	1,855	7,721	—	23,321

Cash and cash equivalents, end of period	$14,967	$1,212	$7,247	$—	$23,426

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The Company bases its estimates on historical experience and trends, projections of future results, economic and seasonal fluctuations and on various other assumptions. Although the Company believes these estimates are reasonable under the circumstances, there can be no assurances as application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies require the most significant judgments and estimates used in the preparation of its consolidated financial statements.

Allowances for Doubtful Accounts

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. This allowance includes the specific identification of certain customers for which all or a part of amounts owed are considered to be uncollectible, as well as a general reserve for uncollectible accounts receivable. The general reserve is an estimate based on the Company’s collection experience, bad debt write-off history, economic factors that may affect customers’ ability to pay, and accounts receivable aging trends. If the Company’s estimate of economic conditions or customers’ ability to pay differs from actual results, further increases in the receivable allowance could be required.

Inventory Valuation

     The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. These write-downs are estimates that could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, customer purchasing levels or competitive conditions differ from the Company’s expectations. If actual market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

Impairment of Long-Lived Assets

     The Company evaluates the recoverability of its identifiable intangible assets, goodwill and other long-lived assets in accordance with SFAS No. 121, which generally requires assessing these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. Upon implementation of SFAS No. 142 on September 2, 2002, the Company will use “fair value” methodologies to assess its existing goodwill and will reassess such fair value on an annual basis. SFAS No. 142 contemplates the use of methods which will require the Company to make estimates of the operating cashflows for each reporting unit where goodwill exists. To the extent that actual results differ from these estimates, such fair value assessments could result in impairment charges to reduce the carrying values of these assets in future periods.

Recent Developments

Change in Ownership and Basis of Accounting

     On February 8, 2002, Albecca Inc. and its subsidiaries (“the Company”, “Albecca”) were acquired by Berkshire Hathaway Inc. (“Berkshire”), a Delaware holding company owning subsidiaries engaged in a number of diverse business activities. Under the terms of the Purchase and Sale Agreement, all of the outstanding shares of common stock of Albecca were acquired from its sole shareholder for cash consideration of $223.4 million. As part of the transaction, all Class B common shares were converted to Class A common shares.

     In connection with the acquisition, the Company has incurred and expensed transaction-related expenditures of approximately $5.6 million, consisting of $.6 million for legal fees and other professional fees, $1.9 million for the accelerated vesting of stock options due to change of control provisions, a one-time discretionary $1.0 million contribution to the Company’s 401(K) plan for the benefit of all plan participants, and $2.1 million for other compensation arrangements. Additionally, the Company will accrue and expense additional compensation amounts over related vesting periods of 12- and 24-months from the transaction date totaling $6.9 million.

The Company expensed approximately $1.3 million and $1.4 million of such amounts during the three and nine months ended May 26, 2002, respectively. Based on the above, expenses of $1.3 million and $7.0 million are reflected in operating expenses within the accompanying statement of operations for the three and nine months ended May 26, 2002, respectively.

     As permitted under Staff Accounting Bulletin (SAB) No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances”, the Company elected not to apply push down accounting in its consolidated financial statements as it is a public registrant as a result of public debt that was outstanding prior to the acquisition. As such, the accompanying consolidated financial statements are reported on the Company’s historical cost basis. If push down accounting had been elected, the Company would have been required to establish a new basis for its assets and liabilities based on the amount of consideration paid and the fair value of the acquired assets and liabilities as of the date of acquisition.

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

     Prior to the acquisition, the Company was treated as a S corporation for federal income tax purposes and several of its subsidiaries were classified as either partnerships or single member entities. As such, these entities were not subject to federal, and certain state, income taxes. Instead, the related taxable income was included in the tax returns of the shareholders and members of the respective entities. The Company made distributions to its shareholders to pay income tax obligations as a result of the Company’s status as a S corporation.

     Albecca’s S corporation status automatically terminated upon the closing of the acquisition and the Company became subject to entity level taxes at C corporation tax rates for federal income tax purposes. The single member entities and partnerships will retain their tax entity status and continue to have their results combined with Albecca’s, which consolidated federal income will be included in Berkshire’s consolidated federal income tax filing. Even though the Company is now a subsidiary of Berkshire Hathaway, its federal and state income taxes are computed as if it was a stand-alone entity. The foreign subsidiaries not included in the Company’s federal income tax filings were not impacted by this conversion.

     In the Purchase and Sale Agreement, Berkshire and the former sole shareholder have agreed to jointly elect to treat the sale of the Company for federal and certain state income tax purposes as an asset acquisition under section 338(h)(10) (“the 338 election”) of the Internal Revenue Code of 1986, as amended. A preliminary allocation of the purchase price to the tax basis of assets and liabilities based on their respective estimated fair values at February 8, 2002 has been made for income tax purposes. As a result of the 338 election, the automatic termination of S corporation status for federal income tax purposes and the Company’s election not to push down the accounting associated with the acquisition, the Company initially recorded a deferred tax asset of approximately $85.1 million. This net deferred tax asset, which primarily consists of tax deductible goodwill, results from the excess of the adjusted tax basis over the historical cost basis of the Company’s assets and liabilities for financial reporting purposes. A corresponding credit was made to additional paid-in capital in accordance with Emerging Issues Task Force (EITF) 94-10, “Accounting by a Company for the Income Tax Effects of Transactions Among or with its Shareholders Under FASB Statement 109”. The deferred tax asset was adjusted to $94.2 million during the third quarter of fiscal 2002 as a result of refinement of the tax purchase price allocation among the assets and liabilities of the Company. As the allocation of the purchase price to the acquired assets is subject to change in upcoming periods as appraisals and other allocation methods are finalized, additional changes to additional paid-in capital may occur. The Company anticipates finalizing the purchase price allocation by the end of calendar year 2002.

Overview

     Albecca primarily does business under the Larson-Juhl name. Albecca designs, manufactures and distributes a complete line of high quality, branded custom framing products, including wood and metal moulding, matboard, foamboard, glass, equipment and other framing supplies. Albecca’s principal brands include the “Craig Ponzio Custom Frame Collection” and the “Larson-Juhl Classic Collection.” For over 100 years, Albecca has been designing, manufacturing and distributing custom framing products that enhance the aesthetic qualities of prints, paintings, drawings and other art and memorabilia.

Results of Operations

     The following discussion and analysis should be read in conjunction with Albecca’s unaudited consolidated financial statements as of and for the nine month period ended May 26, 2002 and the related notes thereto. In this “Management’s Discussion and

Analysis of Financial Condition and Results of Operations,” all references to the Company’s international operations (“International”) include all of Albecca’s operations outside of the U.S.

     In July and September 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-10 “Accounting for Shipping and Handling Fees and Costs.” EITF Issue 00-10 requires that all amounts billed to a customer in a sale transaction for shipping and handling be classified as sales, and recommends that shipping and handling expenses be classified as cost of sales. As required, the Company implemented EITF 00-10 during the fourth quarter of fiscal 2001. Prior to implementation, the Company classified most shipping and handling revenues and costs, on a net basis, in selling and administrative expense. Accordingly, these costs have been reclassified to sales and cost of sales for the current period and all prior periods presented as well as for the purposes of the Management’s Discussion and Analysis of Financial Position and Results of Operations that follows. Costs reclassified to cost of sales for the purpose of EITF Issue 00-10 include all third party shipping expenses as well as variable handling costs such as shipping supplies.

     The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three months ended		Nine months ended

	May 27,	May 26,	May 27,	May 26,
	2001	2002	2001	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.6	52.9	55.3	54.3

Gross profit	44.4	47.1	44.7	45.7
Operating expenses	28.2	32.3	28.5	32.3

Operating income	16.2	14.8	16.2	13.4
Interest income	(2.6)	(2.5)	(2.2)	(2.4)
Interest expense	8.0	7.7	7.3	7.4
Other loss (income)	0.5	(0.7)	0.1	(0.2)

Income before provision for income taxes, minority interest and extraordinary (loss) gain	10.3	10.3	11.0	8.6
Income tax expense	0.7	4.2	0.7	0.7
Minority interest	0.1	0.1	0.1	0.1

Income before extraordinary (loss) gain	9.5	6.0	10.2	7.8
Extraordinary (loss) gain on repurchase of debt, net of tax	(0.2)	—	0.1	—

Net income	9.3%	6.0%	10.3%	7.8%

Net Sales

     For the third quarter ended May 26, 2002, net sales were $73.9 million compared to $76.1 million for the third quarter ended May 27, 2001. For the nine months ended May 26, 2002, net sales were $231.7 million compared to $242.5 million for the nine months ended May 27, 2001. The decrease in net sales for the three and nine months ended May 26, 2002 was primarily the result of the continued weakness in the U.S., Canadian and European markets and the impact of unfavorable changes in foreign exchange rates, especially in the first and second quarters. Currency fluctuations decreased net sales by $.3 million and $.8 million for the three and nine months ended May 26, 2002, respectively, primarily due to the value of the U.S. dollar against most of the currencies in which the Company’s subsidiaries trade, including the Euro, British Pound, Japanese Yen and Australian Dollar. U.S. net sales decreased 1.4% and 3.3%, respectively, for the three and nine months ended May 26, 2002 from the comparable periods in fiscal 2001, primarily the result of continuing weakness in the U.S. economy. The rate of sales decline continued to decelerate versus the first two quarters of fiscal 2002. International net sales decreased 5.8% and 6.8% for the three and nine months ended May 26, 2002 from the comparable periods in fiscal 2001, reflecting general weakness in the International markets. Sales decreases in Canada, France, Austria, Finland, the Netherlands and Italy were partially offset by sales increases in the U.K., Norway, and Japan. Management believes that Canadian sales decreases during fiscal 2002, compared to the comparable quarters of fiscal 2001, follow the trend of decreased consumer purchases in the U.S. during the same period as the two economies are closely linked.

Cost of Sales

     Cost of sales was $39.1 million and $125.8 million for the three and nine months ended May 26, 2002 compared to $42.3 million and $134.2 million for the three and nine months ended May 27, 2001. In the U.S., gross profit margin increased to 49.5% and 48.6%

for the three and nine months ended May 26, 2002 compared to 47.1% and 47.7% for the comparable periods in fiscal 2001. The increase for the three and nine months was primarily the result of a shift in the product sales mix including a greater percentage of branded wood moulding sales, better control of product sample costs, as well as an improvement in inventory quality. For the three and nine months ended May 26, 2002, International gross profit margin increased to 42.1% and 39.6% compared to 39.1% and 38.6% for the comparable periods in fiscal 2001. The increase in gross profit margin is largely due to the continuing emphasis on increasing sales of common products and branded wood moulding.

Operating Expenses

     Operating expenses were $23.9 million and $74.7 million for the three and nine months ended May 26, 2002 compared to $21.5 million and $69.0 million for the three and nine months ended May 27, 2001. In the U.S., operating expenses as a percentage of net sales increased to 31.4% and 31.7% for the three and nine months ended May 26, 2002 compared to 24.9% and 26.3% for the comparable periods in fiscal 2001. The increase is primarily the result of $1.3 million and $7.0 million of transaction-related expenses for the three and nine months ended May 26, 2002, respectively. These expenses included $.6 million for legal fees and other professional fees, $1.9 million for the accelerated vesting of stock options due to change of control provisions, a one-time discretionary $1.0 million contribution to the Company’s 401(K) plan for the benefit of all plan participants, $2.1 million of other compensation arrangements as well as additional accrued compensation of $1.4 million. Absent these transaction-related expenses, operating expenses as a percentage of net sales would have been 28.6% and 27.2% for the three and nine months ended May 26, 2002. During the third quarter of fiscal 2001, the rapid onset of the economic slowdown in the U.S. caused management to review certain incentive compensation arrangements that would be impacted and reduce accruals related to these arrangements, resulting in lower operating expenses for the three and nine months of fiscal 2001. In addition, during the third quarter of fiscal 2001, the Company recorded a gain of $.3 million on the sale of the former manufacturing facility in Ashland, Wisconsin as a reduction to operating expenses, which did not recur during fiscal 2002. Also, while the Company continues to focus on controlling its costs, sales have decreased at a slightly higher rate than the rate at which operating expenses are decreasing. For the three and nine months ended May 26, 2002, International operating expenses as a percentage of net sales decreased to 34.2% and increased to 33.4% compared to 34.7% and 32.8% for the comparable periods in fiscal 2001. The increase in operating expenses for the nine months as a percentage of net sales is primarily attributable to the decrease in International sales while achieving expense reductions at a slower rate.

Interest Income

     Interest income was $1.8 million and $5.6 million for the three and nine months ended May 26, 2002 compared to $2.0 million and $5.4 million for the three and nine months ended May 27, 2001.

Interest Expense

     Interest expense was down slightly at $5.7 million and $17.2 million for the three and nine months ended May 26, 2002 compared to $6.1 million and $17.7 million for the three and nine months ended May 27, 2001, reflecting the Company’s continued focus on reducing its debt.

Other Loss (Income)

     During fiscal 2002, the Company received a dividend of shares from Prudential Financial as a result of the insurance company’s conversion from a mutual company to a stock company. The value of the shares at the time of issuance was $.2 million, which was reflected in other income on the consolidated statement of operations for the nine months ended May 26, 2002. The remaining other loss (income) primarily represents net realized and unrealized foreign currency exchange gains and losses on intercompany account balances and certain other foreign-denominated assets, as well as gains and losses on derivative instruments as discussed in Note 7.

Income Tax Expense

     Income tax expense was $3.1 million and $1.6 million for the three and nine months ended May 26, 2002 compared to $.5 million and $1.8 million for the three and nine months ended May 27, 2001. Pretax income was higher during the nine months ended May 27, 2001 at $26.7 million compared to $19.9 million for the nine months ended May 26, 2002, resulting in higher state and local income tax expense in the prior year, partially mitigated by additional federal income tax expense during fiscal 2002 due to the conversion of the Company from a S to a C corporation. The Company’s change in status from a S corporation to a C corporation during fiscal 2002, resulted in a significant change in the tax position of the company, as discussed in more detail in the “Recent Developments” section above.

Extraordinary Gain

     During the nine months ended May 27, 2001, the Company repurchased a portion of its senior subordinated notes with a face value of $14.0 million. The debt repurchases resulted in an extraordinary gain of $.3 million, net of state income taxes of $.01 million. The Company did not repurchase any of its senior subordinated notes during the nine months ended May 26, 2002.

Net Income

     For the reasons set forth above, net income was $4.5 million and $18.2 million for the three and nine months ended May 26, 2002 compared to $7.1 million and $25.1 million for the three and nine months ended May 27, 2001.

Liquidity and Capital Resources

     The Company’s principal sources of funds have been, and are expected to continue to be, cash flow from operations and its on-hand cash and cash equivalents. The Company’s principal need for funds historically has been to finance its working capital (principally inventory and accounts receivable), capital expenditures, acquisitions and distributions to the Company’s shareholder to pay income taxes as a result of its status as a S corporation. As described in Note 2 to the consolidated financial statements, due to the termination of S corporation status for federal income tax purposes, the Company, at a minimum, will be making distributions to its new parent, Berkshire, for payment of federal income taxes associated with being included in Berkshire’s consolidated federal income tax filings. As of May 26, 2002, the Company had cash and cash equivalents of $29.0 million compared to $19.1 million as of August 26, 2001.

     Net cash provided by operating activities was $24.5 million for the nine months ended May 26, 2002 compared to $26.5 million for the nine months ended May 27, 2001. The decrease in net cash provided by operating activities was primarily due to a decrease in net income for the period (for the reasons enumerated above), a decrease in accounts payable, and an increase in accounts receivable. These uses of cash were partially offset by an increase in accrued liabilities, a reduction in inventory and changes in other components of other working capital. Net cash used in investing activities was $4.6 million for the nine months ended May 26, 2002 compared to $.7 million for the nine months ended May 27, 2001. This increase is largely due to the $5.6 million acquisition by the Company of its corporate offices from its former shareholder, as more fully explained in Note 9 of the notes to the consolidated financial statements. Net cash used in financing activities decreased to $9.8 million for the nine months ended May 26, 2002 compared to $26.2 million for the nine months ended May 27, 2001. The decrease is primarily due to no repurchases of its senior subordinated debt by the Company during the first nine months of fiscal 2002 compared to the prior comparable period as well as a $2.4 million decrease in shareholder distributions. The Company repurchased no senior subordinated debt during the nine months ended May 26, 2002 compared to a repurchase of notes with a face value of $14.0 million for the nine months ended May 27, 2001.

     As of May 26, 2002, the Company had outstanding indebtedness of approximately $148.7 million, consisting of $134.9 million in principal amount of the August 1998 senior subordinated debt and $13.8 million of other indebtedness. At August 26, 2001, the Company had outstanding indebtedness of approximately $151.2 million, consisting of $134.9 million in principal amount of the notes and $16.3 million of other indebtedness.

     On March 11, 2002, the Company, pursuant to Sections 3.09 and 4.13 of the Indenture dated August 11, 1998 between Albecca Inc. and State Street Bank and Trust, as trustee, issued a Notice of Change of Control and Offer to Purchase for cash any and all of the Company’s senior subordinated notes at an offer price of 101% of the principal amount. The offer expired on April 5, 2002 and no notes were tendered for repurchase.

     Albecca’s ability to make scheduled payments of the principal of, or to pay the interest or liquidated damages, if any, on, or to refinance its indebtedness, including the August 1998 senior subordinated debt, or to fund planned capital or other expenditures, will depend on its future financial or operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond its control. Based upon the current levels of operations, management believes that cash flow from operations and available cash and cash equivalents will provide adequate funds for the Company’s foreseeable working capital needs, capital expenditures, scheduled payments of principal and interest on its indebtedness, including the senior subordinated debt, and acquisitions. However, there is no certainty that Albecca’s business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable Albecca to service its indebtedness, including the senior subordinated debt, or to make anticipated capital and other expenditures.

Related Party Transactions

     Pursuant to the Purchase and Sale Agreement between the Company and Berkshire, the Company acquired during the second quarter of fiscal 2002 the corporate headquarters office building in Norcross, Georgia for $5.6 million from an entity controlled by the selling shareholder of the Company. The purchase price was based on a recent third-party appraisal. In addition, under the terms of the agreement, the selling shareholder is required to reimburse the Company for certain state income taxes resulting from the 338 election. In connection with this obligation, the Company has recorded on a preliminary basis a receivable due from the former shareholder of approximately $2.2 million. This amount has been adjusted from the $1.1 million receivable reflected in the Company’s second quarter 10Q filing as a result of refinement of the estimated taxable gain on the transaction and the associated state tax liability.

Recent Accounting Pronouncements

     In July and September 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-10 “Accounting for Shipping and Handling Fees and Costs.” EITF Issue 00-10 requires that all amounts billed to a customer in a sale transaction for shipping and handling be classified as sales and recommends that shipping and handling expenses be classified as cost of sales. As required, the Company implemented EITF Issue 00-10 during the fourth quarter of fiscal 2001. Prior to implementation, the Company classified most shipping and handling revenues and costs, on a net basis, in selling and administrative expense. Accordingly, these costs were reclassified to sales and cost of sales for the current period and all prior periods presented. Costs reclassified to cost of sales for the purpose of EITF Issue 00-10 included all third party shipping expenses as well as variable handling costs such as shipping supplies.

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, eliminating the pooling-of-interests method. SFAS No. 141 also establishes criteria to be used in identifying intangible assets to be recognized separately from goodwill in an acquisition. SFAS No. 142 outlines the methods to be used to account for goodwill and other intangible assets after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment annually. Intangible assets with definite useful lives will be amortized over their estimated useful life, which will no longer be limited to forty years. The Company intends to implement SFAS No. 142, as required, on the first day of fiscal 2003. Management is currently evaluating the effect of this Statement on the Company’s financial position and results of operations. During the nine months ended May 26, 2002, amortization of goodwill and other intangibles totaled $1.3 million. As of May 26, 2002, the Company had $28.6 million of recorded goodwill, which will no longer be subject to amortization effective September 2, 2002. The Company had $6.0 million of other net intangible assets as of May 26, 2002, which will continue to be amortized over periods ranging from 6 to 10 years.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction or development transactions. As required, the Company plans to adopt SFAS No. 143 on the first day of fiscal 2003. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of,” and clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. This Statement is effective for fiscal years beginning after December 15, 2001. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

European Union Currency Conversion

     On January 1, 1999, eleven member nations of the European Economic and Monetary Union began using a common currency, the Euro. For a three-year transition period ending June 30, 2002, both the Euro and each of the currencies for such member countries will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for those countries. The adoption of the Euro will affect many financial systems and business applications as the commerce of those countries may be transacted both in the Euro and the existing national currency during the transition period. Historically, a significant portion of the Company’s revenue has been generated in Europe. Of the countries currently using the Euro, the Company has subsidiary operations in Austria, Finland, France, Germany, Italy, and the Netherlands. The Company has assessed the potential impact of the Euro conversion in a number of areas, particularly on pricing and other marketing strategies. Although the Company does not currently expect that the conversion, either during or after the transition period, will have an adverse effect on its operations or financial condition, there can be no assurance that it will not have some unexpected adverse impact.

Forward Looking Statements

     When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission and in its press releases, and in other written or oral statements made by the Company’s representatives, the words and phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “plans,” “anticipates,” “intends,” “may,” or similar expressions, are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, the Company’s expectations regarding sales, earnings, or other future financial performance and liquidity, and general statements about future operations and operating results.

     Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation, (i) the timing and expense associated with, and effects of, cost-reduction and integration initiatives being implemented by the Company; (ii) general competitive factors and the overall financial condition of the custom framing industry, the retail industry and the general economy; (iii) change in retailer or consumer acceptance of the Company’s products; (iv) consolidations and restructurings in the retail industry causing a decrease in the number of stores that sell the Company’s products; (v) social, political, and economic risks to the Company’s foreign operations and customers; (vi) changes in the laws, regulations, and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and internationally; (vii) shipment delays, depletion of inventory, service problems; and (viii) changes in product mix to ones which are less profitable. The Company assumes no responsibility to update forward-looking statements made herein or elsewhere.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to the Company’s disclosures related to certain market risks as reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Form 10-K for the fiscal year ended August 26, 2001, as filed with the Securities and Exchange Commission.

PART II — Other Information

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits:

NO.	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of Albecca (incorporated by reference to Exhibit 3.1 of Albecca’s Registration Statement on Form S-4 (No. 333-67975) as filed with the SEC on November 25, 1998 and declared effective by the SEC on February 12, 1999).

3.2	Amended and Restated Bylaws of Albecca (incorporated by reference to Exhibit 3.2 of Albecca’s Registration Statement on Form S-4 (No. 333-67975) as filed with the SEC on November 25, 1998 and declared effective by the SEC on February 12, 1999).

4.1	Indenture dated August 11, 1998, among Albecca Inc. and State Street Bank & Trust, as trustee, relating to the Notes (the “Indenture”) (incorporated by reference to Exhibit 4.1 of Albecca’s Registration Statement on Form S-4 (No. 333-67975) as filed with the SEC on November 25, 1998 and declared effective by the SEC on February 12, 1999).

4.2	Form of 10 3/4% Senior Note due 2008 of Albecca Inc. (the “New Notes”) (included as Exhibit A of the Indenture filed as Exhibit 4.1).

b.	Reports on Form 8-K:

On December 21, 2001, the Company filed a Current Report on Form 8-K to report an agreement dated December 15, 2001 providing for the sale of all Albecca’s issued and outstanding capital stock to Berkshire Hathaway Inc. by Albecca’s sole shareholder Craig A. Ponzio.

On February 8, 2002, the Company filed a Current Report on Form 8-K to report the closing of the purchase of the Company by Berkshire Hathaway from Albecca’s sole shareholder Craig A. Ponzio, as well as a change in the composition of the Company’s board of directors.

On May 22, 2002, the Company filed a Current Report on Form 8-K to report a change in the Company’s principal public accountants from Arthur Andersen LLP to Deloitte and Touche LLP.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBECCA INC. (registrant)

Date:	July 10, 2002	By: /s/ Stephen E. McKenzie Stephen E. McKenzie President, Chief Executive Officer (Principal Executive Officer)

Date:	July 10, 2002	By: /s/ R. Bradley Goodson R. Bradley Goodson, Senior Vice President Finance, Chief Financial Officer (Principal Financial Officer)